Form 10QSB
period 2003-09-30
DELIGHTFULLY FROZEN CORP
filed 2003-11-14
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                      ------------  ------------

Commission File Number: 000--50431


                            Delightfully Frozen Corp.
                            -------------------------
             (Exact name of registrant as specified in its charter)

Texas                                         5813                  75-3016844
-----                                         ----                  ----------
(State or other jurisdiction  (Primary Standard Industrial     (I.R.S. Employer
of incorporation or            Classification Code Number)  Identification No.)
organization)

7531 Aberdon Road, Dallas, Texas                                          75252
---------------------------------                                         -----
(Address of registrant's principal executive offices)                 (Zip Code)

                                  972.735.9064
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2003, there were 3,095,467 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                                     September 30,        December 31,
                                                                        2003                  2002
                                                                 -------------------    ------------------

Current assets -
     Cash and cash equivalents                                   $           17,704     $          33,235
     Prepaid expenses                                                         1,597     $               -
                                                                 -------------------    ------------------

               Total assets                                      $           19,301     $          33,235
                                                                 ===================    ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                       $            2,500               $ 3,500
     Due to related parties                                                   1,750                   903
                                                                 -------------------    ------------------

               Total current liabilities                                      4,250                 4,403

Long-term debt - officers-stockholders                                       25,000                15,000
                                                                 -------------------    ------------------

               Total liabilities                                             29,250                19,403
                                                                 -------------------    ------------------

Commitments and contingencies                                                     -                     -

Stockholders' equity (deficit):
     Common stock, $0.001 par value, 70,000,000 shares
       authorized, 3,095,467 and 3,083,233 shares issued
       and outstanding                                                         3,095                 3,083
     Additional paid-in capital                                              108,675                85,252
     Deferred compensation                                                         -               (42,188)
     Deficit accumulated during the development stage                      (121,719)              (32,315)
                                                                 -------------------    ------------------

          Total stockholders' equity (deficit)                               (9,949)               13,832
                                                                 -------------------    ------------------

          Total liabilities and stockholders' equity (deficit)   $           19,301     $           33,235
                                                                 ===================    ==================

  The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                      For the period from
                                                       For the three            For the nine            October 1, 2002
                                                       months ended             months ended            (inception) to
                                                      September 30, 2003       September 30, 2003     September 30, 2003
                                                   ----------------------   ----------------------   ----------------------

Net revenue                                        $                   -    $                   -    $                   -

Cost of revenue                                                        -                        -                        -
                                                   ----------------------   ----------------------   ----------------------

Gross profit                                                           -                        -                        -

Selling, general and administrative
  expenses                                                        24,622                   88,029                  119,969
                                                   ----------------------   ----------------------   ----------------------

Loss from operations before other expense
  and provision for income taxes                                 (24,622)                 (88,029)                (119,969)

Other expense -
     interest expense                                               (625)                  (1,375)                  (1,750)
                                                   ----------------------   ----------------------   ----------------------


Loss before provision for income taxes                           (25,247)                 (89,404)                (121,719)

Provision for income taxes                                             -                        -                        -
                                                   ----------------------   ----------------------   ----------------------

Net loss                                           $             (25,247)   $             (89,404)   $            (121,719)
                                                   ======================   ======================   ======================


Loss per share - basic and diluted                 $               (0.01)   $               (0.03)   $               (0.04)
                                                   ======================   ======================   ======================

Weighted average number of shares -
  basic and diluted                                            3,079,167                3,077,368                3,001,951
                                                   ======================   ======================   ======================

  The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                        Deficit
                                                                                                      accumulated
                                                   Common stock         Additional                    during the       Total
                                          ---------------------------     paid-in       Deferred      development   stockholders'
                                              Shares        Amount       capital      compensation       stage      equity (deficit)
                                          --------------- -----------  -------------  --------------  -------------- -------------
Balance at October 1, 2002                             -  $        -   $          -   $           -   $           -  $          -
   (inception)

Issuance of founder shares for
   services at $0.001 per share -
   October 2002                                2,550,000       2,550              -               -               -         2,550

Issuance of shares for services
   at $0.15 per share -
   October 2002                                  375,000         375         55,875               -               -        56,250

Deferred compensation                                  -           -              -         (42,188)              -       (42,188)

Sale of shares for cash at $0.15
   per share - December 2002                     158,233         158         23,577               -               -        23,735

Capital contribution for office
   space and salary expense                            -           -          5,800               -               -         5,800

Net loss                                               -           -              -               -         (32,315)      (32,315)
                                          --------------- -----------  -------------  --------------  -------------- -------------

Balance at December 31, 2002                   3,083,233  $    3,083   $     85,252   $     (42,188)  $     (32,315) $     13,832

Sale of shares for cash at $0.15
   per share - February 2003
   (unaudited)                                    12,234          12          1,823               -               -         1,835

Capital contribution for office
   space and salary expense
   (unaudited)                                         -           -         21,600               -               -        21,600

Amortization of deferred
   compensation (unaudited)                            -           -              -          42,188               -        42,188

Net loss (unaudited)                                   -           -              -               -         (89,404)      (89,404)
                                          --------------- -----------  -------------  --------------  -------------- -------------

Balance at September 30, 2003
   (unaudited)                                 3,095,467  $    3,095   $    108,675   $           -   $    (121,719) $     (9,949)
                                          =============== ===========  =============  ==============  ============== =============

  The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                               For the period from
                                                         For the nine            October 1, 2002
                                                         months ended            (inception) to
                                                        September 30, 2003     September 30, 2003
                                                     ----------------------   ----------------------

Cash flows used for operating activies:
     Net loss                                        $             (89,404)   $            (121,719)
                                                     ----------------------   ----------------------

     Adjustments to reconcile net loss to net
     cash used for operating
       activities:
        Issuance of common stock in exchange
          for services                                                   -                   58,800
        Deferred compensation                                       42,188                        -
        Non-cash additional paid-in-capital
          contributed                                               21,600                   27,400

     Decrease (Increase) in assets:
        Prepaid expenses                                            (1,597)                  (1,597)

     Increase (Decrease) in liabilities:
        Accounts payable and accrued expenses                       (1,000)                   2,500
        Due to related parties                                         847                    1,750
                                                     ----------------------   ----------------------

           Total adjustments                                        62,038                   88,853
                                                     ----------------------   ----------------------

           Net cash used for operating activities                  (27,366)                 (32,866)
                                                     ----------------------   ----------------------
Cash flows provided by financing activities:
     Proceeds from issuance of long-term debt -
       officers/shareholders                                        10,000                   25,000
     Issuance of common stock                                        1,835                   25,570
                                                     ----------------------   ----------------------

           Net cash provided by financing
             activities                                             11,835                   50,570
                                                     ----------------------   ----------------------

Net increase (decrease) in cash and
  cash equivalents                                                 (15,531)                  17,704
Cash and cash equivalents, beginning                                33,235                        -
                                                     ----------------------   ----------------------

Cash and cash equivalents, ending                    $              17,704    $              17,704
                                                     ======================   ======================

Supplemental disclosure of cash flow information:
     Interest paid                                   $                   -    $                   -
                                                     ======================   ======================
     Income taxes paid                               $                   -    $                   -
                                                     ======================   ======================


The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)



Supplemental disclosure of non-cash financing activity:

     An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital. For the thee months and nine months ended September 30, 2003, and the period from October 1, 2002 (inception) to September 30, 2003, the Company recognized office expense of $4,200, $12,600, and $15,400, respectively, and salary expense of $3,000, $9,000, and $12,000, respectively.

     In October 2002, the Company issued 2,550,000 shares of its common stock in exchange for services to incorporate the Company, totaling $2,550. The Founder Shares were valued at the par value of the Company's common stock, which represented its fair market value on the date of issuance.

     In October 2002, 375,000 shares of common stock were issued at $0.15 per share in exchange for services rendered totaling of $56,250, which was the fair market value of the Company's common stock on the date of issuance. As of September 30, 2003 and December 31, 2002, deferred compensation totaled $0 and $42,188, representing unused services.


  The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Delightfully Frozen Corp. ("the Company") audited financial statements included in Form SB-2/A filed with the Securities and Exchange Commission on September 18, 2003, for the period from October 1, 2002 (inception) to December 31, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003, and the period from October 1, 2002 (inception) to September 30, 2003 and the cash flows for the nine months ended September 30, 2003 and the period from October 1, 2002 (inception) to September 30,2003. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. Since the Company commenced its operations on October 1, 2002, the accompanying condensed financial statements are not comparative.

NATURE OF BUSINESS OPERATIONS

     Delightfully Frozen Corp. (the "Company") is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Texas on October 1, 2002.

     The Company will provide a frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as weddings, receptions, and other events in the area of Dallas, Texas. As of September 30, 2003, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

2.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2003, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $121,719. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

     Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. The Company plans to use the proceeds of such financing to provide working capital to its operations and increase its capital expenditure for the frozen drink machines. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

3.   RELATED-PARTY TRANSACTIONS

LONG-TERM DEBT - RELATED PARTY

     During October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bear interest at the rate of 10% per annum, and mature in October 2004. The Company has incurred interest totaling $375, $1,125 and $1,500 respectively, relating to these notes, for the three months and nine months ended September 30, 2003 and the period from October 1, 2002 (inception) to September 30, 2003 which is included in due to related parties as of September 30, 2003.

     During June 2003, the Company entered into a note payable to a related party totaling $10,000, which bears interest at the rate of 10% per annum, and mature in June 2005. The Company has incurred interest totaling $250, relating to this note, for the three months and nine months ended September 30, 2003 and the period from October 1, 2002 (inception) to September 30, 2003.

OFFICE EXPENSES

     An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months and nine months ended September 30, 2003 and the period from October 1, 2002 (inception) to September 30, 2003 was $4,200, $12,600 and $15,400, respectively.

EXECUTIVE COMPENSATION

     The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $3,000 and $9,000 and $12,000, respectively, has been recognized for services provided by the officer for the three months and nine months ended September 30, 2003 and the period from October 1, 2002 (inception) to September 30, 2003 with an offset to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements for the year ended December 31, 2002 included in our Form SB-2/A Filed on September 18, 2003.

We are a development stage company and intend to be a frozen drink machine rental service. We intend to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques, and fund raising events, as well as any other type of occasion. We believe that frozen alcohol drinks, such as peach bellinis, margaritas, daiquiris, and pina coladas, are very popular for gatherings and parties. We intend to begin our operations in the Dallas-Fort Worth, Texas area. The beverage concentrate we use has natural flavorings and few preservatives. We believe this makes the concentrate superior, both in quality and taste, to the other brands on the market. We believe that we can provide a quality concentrate superior to that found at grocery and convenience stores, which also offer frozen drinks.

We intend to deliver a frozen drink machine with everything the customer needs for making frozen drinks. The frozen drink machine delivery includes: 100 ten-ounce, cups, straws, napkins, and salt, if needed for margaritas. Delivery also includes the mix, and the mixing of the first batch of frozen beverages. We will not provide any alcohol to our customers. These frozen beverages can be made with alcohol, and if the customers choose to have alcohol in the drinks, they must purchase it from an outside source, and add it themselves. As part of the equipment we provide, we also intend to use a custom cart for ease of delivery and minimizing the chance of any furniture or carpet damage. The cart has a deep tray which will help contain spills to further reduce furniture or carpet damage. We also propose to arrange for pickup of the rental unit, typically the next morning, which would be included in the rental cost, and will be performed at a time convenient for the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO THE PERIOD FROM OUR INCEPTION ON OCTOBER 1, 2002 THROUGH THE YEAR ENDING DECEMBER 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $17,704 and $1,597 in prepaid expenses as of September 30, 2003. We had no other assets as of that date, so that our total assets were $19,301 as of September 30, 2003. We believe that our available cash and cash equivalents are sufficient to pay our day-to-day expenditures. As of September 30, 2003, we had current liabilities of $4,250 which were represented by $2,500 in accounts payable and accrued expenses and $1,750 due to related parties. We also had $25,000 in long-term debt to a related party as of September 30, 2003, making our total liabilities $29,250. This is in comparison to December 31, 2002, where we had total assets of $33,235, which consisted entirely of cash and cash equivalents. Our total current liabilities as of December 31, 2002 were $4,403, which consisted of $3,500 representing accounts payable and accrued expenses and $903 due to related parties. We also had $15,000 in long term debt to related parties, making our total liabilities $19,403 as of December 31, 2002.

RESULTS OF OPERATIONS.

REVENUES. We had not realized any revenues from our inception on October 1, 2002 through the period ending September 30, 2003. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within twelve months.

OPERATING EXPENSES. For the three months ended September 30, 2003, our total operating expenses were $24,622, all of which were selling, general and administrative expenses. We also had $625 in interest expenses, so that our net loss for the three months ended September 30, 2003 was $25,247. This is in comparison to the period from our inception on October 1, 2002 through September 30, 2003, where our total operating expenses were $119,969, all of which were selling, general and administrative expenses. We also had $1,750 in interest expense, so that our net loss for the period from inception to September 30, 2003 was $121,719.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.
---------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We had not realized any revenues for the nine months ended September 30, 2003.

OPERATING EXPENSES. For the nine months ended September 30, 2003, our total operating expenses were $88,029, all of which were selling, general and administrative expenses. We also had $1,375 in interest expenses, so that our net loss for the nine months ended September 30, 2003 was $89,404.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of September 30, 2003, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging customers through reputation and word of mouth, and develop networking relationships with vendors in related businesses. As we develop additional networking relationships, our opportunities to generate revenues might increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $17,704 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Specifically, we hope to accomplish the steps listed below to implement our business plan. We estimate that we will require approximately $783,000 to commence operations as envisioned below during the next twelve months. The figures and steps outlined below are estimates only, and our actual progress and cost may vary from these estimates and is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan. We need to accomplish these steps to implement our business plan:

o        Purchase computer equipment;
o        Lease office space and storage space;
o        Establish our website;
o        Begin an advertising campaign;
o        Purchase frozen drink carts and product inventory;
o        Arrange to lease or purchase delivery trucks;
o        Hire support staff; and
o        Identify additional sources of capital.

We propose to purchase a total of 72 frozen drink machines over the next two years. We anticipate purchasing approximately 36 frozen drink machines in the following twelve months, with the first purchases occurring within the next three to nine months. Within the next two years, we propose to purchase up to six delivery trucks with rear overhead doors and hoists to transport our frozen drink machines. We anticipate purchasing three of these delivery trucks within the following twelve months, the initial purchases of which are anticipated to occur within the next three to nine months. Additional support staff may be hired as necessity and resources dictate within the proceeding twelve months. We believe that funds in the amount of approximately $1,500,000 may be required to implement these purchases and activities. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Delightfully Frozen Corp.,
                                            a Texas corporation



November 12, 2003                  By:      /s/   Ken Graham
                                            -----------------------------------
                                            Ken Graham
                                   Its:     President, Treasurer, Director