Form 10KSB
period 2003-12-31
DELIGHTFULLY FROZEN CORP
filed 2004-04-14
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                  -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934     For the transition period from                 to
                                               ---------------    --------------

Commission File Number: 000-50431

                            Delightfully Frozen Corp.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

Texas                                  5813                           75-3016844
-----                                  ----                           ----------
(State or other            (Primary Standard Industrial        (I.R.S. Employer
jurisdiction of            Classification Code Number)       Identification No.)
incorporation or
organization)

7531 Aberdon Road, Dallas, Texas                                          75252
---------------------------------                                         -----
(Address of registrant's principal executive offices)                (Zip Code)

                                  972.735.9064
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered under Section 12(b) of the Act:

Title of each class registered:      Name of each exchange on which registered:
-------------------------------      ------------------------------------------
             None                                       None

          Securities registered under Section 12(g) of the Act:

                      Common Stock, Par Value $.001
                            (Title of Class)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X) Yes   ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 12, 2004, approximately $109,093.

As of April 12, 2004, there were 3,095,467 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                      (  )   Yes         ( X )   No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. We were incorporated in Texas on October 1, 2002.

OUR BUSINESS. We intend to be a frozen drink machine rental service. We intend to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques, and fund raising events, as well as any other type of occasion. We believe that frozen alcohol drinks, such as peach bellinis, margaritas, daiquiris, and pina coladas, are very popular for gatherings and parties. We intend to begin our operations in the Dallas-Fort Worth, Texas area. The beverage concentrate we use has natural flavorings and few preservatives. We believe this makes the concentrate superior, both in quality and taste, to the other brands on the market. We believe that we can provide a quality concentrate superior to that found at grocery and convenience stores, which also offer frozen drinks. These frozen beverages can be made with alcohol, but are enjoyable without alcohol, as well. However, if the customers choose to have alcohol in the drinks, they must purchase it from an outside source, and add it themselves.

We intend to deliver a frozen drink machine with everything the customer needs for making frozen drinks. The frozen drink machine delivery includes: 100 ten-ounce, cups, straws, napkins, and salt, if needed for margaritas. Delivery also includes the mix, and the mixing of the first batch of frozen beverages. At this point, the customer would provide and add any alcohol to the drinks. We also intend to use a custom cart for ease of delivery and minimizing the chance of any furniture or carpet damage. The cart has a deep tray which will help contain spills to further reduce furniture or carpet damage. We also propose to arrange for pickup of the rental unit, typically the next morning, which would be included in the rental cost, and will be performed at a time convenient for the customer.

We hope to eliminate potential liability by our strict policy of not providing any alcohol for these drinks, under any circumstances. The alcohol purchase and mixing will be done by the customer renting the equipment and never by us. We intend to have the equipment renter sign a rental contract which will include a release of liability for any issues which may arise while the frozen drink machine is in the possession of the renter.

Our business is in the first stage of its development, therefore our primary focus is on developing and revising our business strategy, implementing our business model and meeting our operating objectives. As such, we are not currently seeking business combinations, nor do we intend to be a vehicle for reverse acquisition.

OUR PRODUCTS. Along with the frozen drink machine rental, we intend to provide our customers with a unique cart designed to hold the frozen drink rental machine and help prevent spills. Additionally, we will provide one package of drink mix, 100 ten-ounce cups, straws, napkins, as well as salt, if margaritas are being served. Delivery, setup, and pickup will also be included in the charge. Additional drink mixes and supplies are available at an additional cost. A wide variety of concentrated flavors are available for non-alcoholic drinks including cherry, lemon, orange, grape, tropical punch, banana, lime, raspberry, strawberry daiquiri, and peach bellini. We also offer a number of drink mix concentrates which are intended to be mixed with alcohol. These types of mixers include margarita mix, pina colada mix, peach bellini mix, daiquiri mix, and hurricane mix. The number and variety of flavor concentrates will increase as we continue to identify additional suppliers and new flavors and as demand dictates. We will also add other flavors to meet the demands of specific markets. Furthermore, we intend to ensure that quality cups, straws, and napkins are always available to our customers. We conducted preliminary research regarding the sourcing, pricing and availability of frozen drink mixes and machines. We identified Frozen Drink Machines & Services of Alabama, Inc, Frozen Drink Madness, Frozen Drink Machine, and Margarita Express as potential suppliers of frozen drinks, equipment or both. We intend to initiate negotiations or enter into contracts with some or all of these suppliers and will file any such agreements as exhibits once they are executed.

OUR PROPOSED WEBSITE. We also intend to develop a website at delightfullyfrozen.com to allow website visitors to view our frozen drink machines and drink products, as well as obtain rental pricing information. Our website is currently under construction. Customers will also be able to contact us through the site to ask questions. Also available on the site will be party and gathering themes, plans, and ideas geared towards encouraging potential customers to rent our frozen drink machines, and buy our drink products.

OUR TARGET MARKETS AND MARKETING STRATEGY. We believe that our primary target market will consist of individuals or businesses seeking to host parties or events offering special frozen drinks in the Dallas-Fort Worth metropolitan area. We will target all segments of the population, including, children, teenagers, and adults through our proposed website, through radio, television, and print advertising, word of mouth advertising from people enjoying frozen drinks at a gathering, at concession stands, as well as at local fund raising events where we hope to gain exposure through the donated use of our frozen drink machines. We believe that frozen drinks, whether alcoholic or non-alcoholic are a delight to people of all ages. We believe that frozen drink machines are a fun, affordable alternative to the familiar party beverages that are available such as soda pop and punch. We believe our only limitation to expansion in the Dallas-Fort Worth metropolitan area is having sufficient staff available to travel and make deliveries as well as the exact area that can be covered through our advertising plans.

OUR GROWTH STRATEGY. We intend to acquire startup capital to allow us to develop our website, and over the next two years, purchase up to six delivery trucks and 72 frozen drink machines with carts. We also plan to obtain an inventory of flavored concentrate mixes, cups, straws, napkins, and salt. We intend to reach our customers initially through advertisements such as business cards, flyers, newspaper ads, radio ads, television ads, and restroom wall ads in local eating and liquor establishments. These advertisements will provide our phone number and website. Our website is being designed to encourage potential customers to plan events, parties, and gatherings, with our frozen drink machines as the centerpiece of the event. We believe that through our products and service and our price competitiveness, that word-of-mouth will quickly become our main source of advertisement. Upon receipt of startup capital, our management intends to rent adequate space to house our offices, trucks, frozen drink rental machines, and product inventory. The rental space will be located in the Dallas-Fort Worth metropolitan area. We hope to someday be in a position to acquire our local competitors. Our management also intends to expand into additional market areas, where there is no availability for frozen drink machine rentals.

In order to accomplish our goals, management will seek to hire qualified staff. These positions will include a business manager, customer service representatives, a Webmaster, delivery associates, and maintenance personnel. These positions will have the following duties:

BUSINESS MANAGER- We will seek to hire a business manager experienced in day-to-day business operations, including accounting, marketing, and personnel supervision. The business manager will be responsible for all our day-to-day operations of including maintaining inventories, accounts payable and receivable, personnel supervision, as well as seeking out ways to increase revenues and decrease operating costs.

CUSTOMER SERVICE REPRESENTATIVES- We hope to hire two customer service representatives who will be responsible for scheduling rentals and providing customer service as necessary, as well as providing secretarial support to the business manager.

WEBMASTER- We intend to hire a webmaster to develop our proposed website. The webmaster will also be responsible for the ongoing operation and maintenance of our website, as well as keeping the website updated and innovative. Additionally, the webmaster will answer questions sent to our website.

DELIVERY ASSOCIATES- We propose to hire six delivery associates to deliver, set up and pick up the frozen drink machines. The delivery associates must have good driving skills to operate the delivery trucks, as well as the aptitude to learn basic repairs and maintenance of the frozen drink rental machines should a problem exist while on a delivery. Some or all of these positions may be part-time depending on delivery requirements.

MAINTENANCE PERSONNEL- This person will be proficient in light vehicle maintenance such as oil changes and tune-ups for our truck fleet. Maintenance personnel will also be professionally schooled on and be responsible for repairs and maintenance of the frozen drink machines. In the case of a catastrophic failure of a rental unit, we will seek repairs from the manufacturer.

Our objective is to become a dominant provider of frozen drink machine rentals in the Dallas-Fort Worth area by providing unparalleled customer service. We intend to initiate growth throughout the Dallas-Fort Worth area by establishing more alliances with leading and local vendors and cultivating long-term customer relationships. Our ability to generate internal growth will be affected by, among other factors, our success in:

     o Attracting new customers. We need to develop relationships with potential customers so that we can increase our customer base.
     o Hiring, training, and retaining employees. We intend to work only with staff that possesses relevant experience and training.
     o Expanding our service areas. In order to expand our service areas, we need to generate significant revenues and develop additional relationships with vendors in other areas.
     o Reducing operating and overhead expenses. We intend to continue using resources provided by our officers and directors, such as office space.

OUR COMPETITION. We are not the first frozen drink machine rental in the area, but believe that the demand is strong and that frozen drink machine rentals have grown dramatically throughout the nation. We face significant competition from existing providers of such equipment. There are currently numerous local and national corporate entities that we will be competing with us as well as smaller sole proprietorships. We have not yet begun to compete but anticipate competing directly with other companies and businesses that have engaged in party equipment rentals for longer than we have, and who have established reputations and clientele. Since we intend to offer only one type of equipment, we may face difficulty competing with companies that offer a variety of party rental equipment, such as tables, chairs, canopies, barbeques, gazebos, decorations and champagne fountains. We anticipate competing with companies that specialize in providing bartending equipment and services, and which may be able to better focus on offering frozen and alcoholic drink services. We intend to compete on the basis of the quality of our service, products, and equipment. We cannot guaranty that we will compete effectively with those competitors. Many of those competitors have greater financial and other resources, and more experience in negotiating and obtaining vendor contracts retail facilities, than we have, and may have pre-existing relationships with these vendors.

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we comply with the requirements for any licenses or approval to pursue our business plan. We have obtained our Sales and Use Tax Permit from the Texas Comptroller of Public Accountants. We do not provide food or alcoholic beverages but if we expand our services offering we may be subject to laws and regulations regarding food and alcohol and required to obtain a Caterer's Permit, Mixed Beverage Permit, Minibar Permit, and/or a Temporary Food Establish Permit. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with any federal, state, or local regulations.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

INTELLECTUAL PROPERTY. We do not presently own any patents, copyrights, licenses, concessions or royalties.

EMPLOYEES. As of December 31, 2003, we have two part-time employees who are also our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we expand our operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

FACILITIES. Our executive, administrative and operating offices are located at 7531 Aberdon Road, Dallas, Texas 75252.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of December 31, 2003, we have no tangible or real property.

OUR FACILITIES. Our executive, administrative and operating office is located in the personal residence of Ken Graham, our president and one of our directors. The office space allocated for our executive, administrative and operating space includes a 12-foot by 12-foot room and related storage area.

We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. Specifically, we believe the office space is suitable for our current purposes of market research and business development. We do not own any real estate. Ken Graham, our president and director, currently provides office space to us at a rate of $1,400.00 per month on a month-to-month basis. We do not have a written lease or sublease agreement for the office facilities.

ITEM 3.  LEGAL PROCEEDINGS.
----------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

We are authorized to issue 70,000,000 shares of $.001 par value common stock. As of December 31, 2003, there were thirty-eight record holders of our common stock, and there were 3,095,467 shares of our common stock issued and outstanding. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. In November 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 545,467 shares of common stock held by our shareholders; there were no proceeds to us since this registration statement concerned only shares already outstanding.

As of December 31, 2003, there were 61,908 outstanding shares of our common stock which could be sold pursuant to Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

STOCK OPTIONS. In October 2002, we adopted a stock option plan reserving an aggregate of 1,900,000 shares of common stock for issuance pursuant to the exercise of stock options granted to our employees and consultants. As of December 31, 2003 and December 31, 2002, there were no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

------------------------------- --------------------------- ------------------------- -----------------------------------
        PLAN CATEGORY            NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                                 BE ISSUED UPON EXERCISE       EXERCISE PRICE OF        AVAILABLE FOR FUTURE ISSUANCE
                                 OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     UNDER EQUITY COMPENSATION PLANS
                                   WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      (EXCLUDING SECURITIES REFLECTED
                                           (a)                        (b)                       IN COLUMN (a)
                                                                                                      (c)
------------------------------- --------------------------- ------------------------- -----------------------------------
Equity compensation plans
approved by security holders               N/A                        N/A                  1,900,000 common shares
------------------------------- --------------------------- ------------------------- -----------------------------------

Equity compensation plans not              N/A                        N/A                            N/A
approved by security holders
------------------------------- --------------------------- ------------------------- -----------------------------------

Total                                      N/A                        N/A                  1,900,000 common shares
------------------------------- --------------------------- ------------------------- -----------------------------------

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o   a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o   the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31,
2002.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $306 as of December 31, 2003. We had no other assets as of that date, so that our total assets were $306 as of December 31, 2003. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. As of December 31, 2003, we had current liabilities of $11,375 which were represented by $9,000 in accounts payable and accrued expenses and $2,375 due to related parties. We also had $25,000 in long-term debt to a related party as of December 31, 2003, making our total liabilities $36,375.

Results of Operations.

Revenues. We had not realized any revenues for the period from October 1, 2002, our date of formation, through December 31, 2003. We hope to generate revenues when we begin to receive contracts from clients. Dependent upon the availability of operating capital, we intend to begin operations within twelve months. Our officers and directors have not committed to make any capital contributions to our operations.

OPERATING EXPENSES. For the year ended December 31, 2003, our total expenses were $120,724, all of which were selling, general and administrative expenses. We also had $2,000 in interest expenses, so that our net loss for the year ended December 31, 2003 was $122,724. This is in comparison to the year ended December 31, 2002, where we had $31,940 in selling, general and administrative expenses, and $375 in interest expense, making our net loss $32,315. Our expenses were higher for the year ended December 31, 2003 as compared to the year ended December 31, 2002 because during the most recent year, we incurred the expenses associated with becoming a public company.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of December 31, 2003, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging clients through reputation and word of mouth, and develop networking relationships with vendors in related businesses. As we develop additional networking relationships, our opportunities to generate revenues could increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business.

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

We have cash and cash equivalents of $306 as of December 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implement our business plan and build a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for frozen drink machines. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

----------------------------- -------------------------------------------------------------------------- -----------------------
         Milestones                                         Steps Needed                                     Estimated Cost
============================= ========================================================================== =======================
Computer Equipment            1.       Research pricing, availability and compatibility of suitable             $25,000
                                       computer equipment and software;
                              2.       Identify sources of financing to complete
                                       purchase; and
                              3.       Arrange for installation if necessary
----------------------------- -------------------------------------------------------------------------- -----------------------
Office and Storage            1.       Identify potential locations;                                            $25,000
                              2.       Propose and negotiate terms of lease; and
                              3.       Begin move-in process
----------------------------- -------------------------------------------------------------------------- -----------------------
Establish Website             1.       Acquire domain name;                                                     $25,000
                              2.       Design website layout and contents;
                              3.       Design database to collect costumer data;
                              4.       Develop website; and
                              5.       Promote website
----------------------------- -------------------------------------------------------------------------- -----------------------
Advertising Campaign          1.       Identify target market;                                                  $25,000
                              2.       Identify competitors;
                              3.       Develop targeted marketing and advertising campaign; and
                              4.       Arrange for the production of promotional materials;
                              5.       Coordinate implementation of campaign with launch of website
----------------------------- -------------------------------------------------------------------------- -----------------------
Frozen Drink Carts            1.       Identify potential suppliers of frozen drink carts;                     $108,000
                              2.       Evaluate benefits associated with equipment offered by each supplier;
                              3.       Contact suppliers to propose and negotiate purchase terms, including availability of financing
----------------------------- -------------------------------------------------------------------------- -----------------------
Product Inventory             1.       Identify potential suppliers of frozen drink mixes;                      $10,000
                              2.       Determine product offering based on taste, self-life, pricing and availability of frozen drink mixes;
                              3.       Contact suppliers to propose and negotiate terms of purchase
----------------------------- -------------------------------------------------------------------------- -----------------------
Delivery Trucks               1.       Identify potential suppliers of delivery trucks;                        $150,000
                              2.       Evaluate benefits associated with delivery trucks offered by each supplier;
                              3.       Contact suppliers to propose and negotiate purchase terms, including availability of financing
----------------------------- -------------------------------------------------------------------------- -----------------------
Support Staff                 1.       Identify staffing needs;                                                 $350,000
                              2.       Solicit applications;
                              3.       Interview and hire staff and/or contract with independent
                                       contractors;
                              4.       Conduct training;
                              5.       Review staff performance
----------------------------- -------------------------------------------------------------------------- -----------------------
Operating Capital             1.       Identify existing, recurring and anticipated administrative and          $65,000
                                       operational costs and expenses;
                              2.       Prioritize costs and expenses, including
                                       the costs of obtaining or maintaining
                                       requisite permits and licenses, payment
                                       of utilities, overhead, and other
                                       administrative expenses;
                              3.       Retain any remaining funds as working
                                       capital.
----------------------------- -------------------------------------------------------------------------- -----------------------

Over the course of the next two years, we propose to purchase a total of 72 frozen drink machines, with the first purchases occurring within three to nine months of obtaining funding for those purchases. Over the next two years, we also propose to purchase six delivery trucks with rear overhead doors and hoists to transport our frozen drink machines. We anticipate purchasing three of these delivery trucks as funding is obtained. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS
------------------------------

The financial statements required by Item 7 are presented in the following order:


                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED DECEMBER 31, 2003, AND
                  THE PERIODS FROM OCTOBER 1, 2002 (INCEPTION)
                         TO DECEMBERS 31, 2003 AND 2002

                                    CONTENTS

                                                                          Page

Independent Auditors' Report                                                12

Financial Statements:
  Balance Sheet                                                             13
  Statements of Operations                                                  14
  Statements of Stockholders' Deficit                                       15
  Statements of Cash Flows                                               16 - 17
  Notes to Financial Statements                                          18 - 26

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Delightfully Frozen Corp.
Dallas, Texas

We have audited the accompanying balance sheet of Delightfully Frozen Corp. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2003, and the periods from October 1, 2002 (inception) to December 31,2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delightfully Frozen Corp. as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, and the periods from October 1, 2002 (inception) to December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.

                          CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
January 30, 2004

                             DELIGHTFULLY FROZEN CORP.
                           (A DEVELOPMENT STAGE COMPANY)

                       BALANCE SHEET AS OF DECEMBER 31, 2003


                                       ASSETS





CURRENT ASSETS -
     Cash and cash equivalents                                   $          306
                                                                 ---------------

               Total assets                                      $          306
                                                                 ===============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $        9,000
     Due to related parties                                               2,375
                                                                 ---------------

               Total current liabilities                                 11,375

LONG-TERM DEBT - OFFICERS-STOCKHOLDERS                                   25,000
                                                                 ---------------

               Total liabilities                                         36,375
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT:
     Common stock, $0.001 par value, 70,000,000 shares
       authorized, 3,095,467 shares issued
       and outstanding                                                    3,095
     Additional paid-in capital                                         115,875
     Deferred compensation                                                    -
     Deficit accumulated during the development stage                  (155,039)
                                                                 ---------------

               Total stockholders' deficit                              (36,069)
                                                                 ---------------

               Total liabilities and stockholders' deficit       $          306
                                                                 ===============






The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                 PERIOD FROM              PERIOD FROM
                                                                               OCTOBER 1, 2002          OCTOBER 1, 2002
                                                      FOR THE YEAR ENDED       (INCEPTION) TO           (INCEPTION) TO
                                                      DECEMBER 31, 2003        DECEMBER 31, 2002       DECEMBER 31, 2003
                                                   ------------------------------------------------------------------------
NET REVENUE                                        $                   -    $                   -    $                   -

COST OF REVENUE                                                        -                        -                        -
                                                   ----------------------   ----------------------   ----------------------

GROSS PROFIT                                                           -                        -                        -

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                       120,724                   31,940                  152,664
                                                   ----------------------   ----------------------   ----------------------

LOSS FROM OPERATIONS BEFORE OTHER EXPENSE
  AND PROVISION FOR INCOME TAXES                                (120,724)                 (31,940)                (152,664)

OTHER EXPENSE -
     interest expense                                             (2,000)                    (375)                  (2,375)
                                                   ----------------------   ----------------------   ----------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                          (122,724)                 (32,315)                (155,039)

PROVISION FOR INCOME TAXES                                             -                        -                        -
                                                   ----------------------   ----------------------   ----------------------

NET LOSS                                           $            (122,724)   $             (32,315)   $            (155,039)
                                                   ======================   ======================   ======================

LOSS PER SHARE - BASIC AND DILUTED                 $               (0.04)   $               (0.01)   $               (0.05)
                                                   ======================   ======================   ======================
WEIGHTED AVERAGE NUMBER OF SHARES -
  BASIC AND DILUTED                                            3,078,094                2,778,979                3,027,877
                                                   ======================   ======================   ======================



The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                 PERIOD FROM              PERIOD FROM
                                                                               OCTOBER 1, 2002          OCTOBER 1, 2002
                                                      FOR THE YEAR ENDED       (INCEPTION) TO           (INCEPTION) TO
                                                      DECEMBER 31, 2003        DECEMBER 31, 2002       DECEMBER 31, 2003
                                                   ------------------------------------------------------------------------

Cash flows used for operating activies:
     Net loss                                      $            (122,724)   $             (32,315)   $            (155,039)
                                                   ----------------------   ----------------------   ----------------------

     Adjustments to reconcile net loss to net
       cash used for operating activities:
        Issuance of common stock in exchange
          for services                                                 -                   58,800                   58,800
        Deferred compensation                                     42,188                  (42,188)                       -
        Non-cash additional paid-in-capital
          contributed                                             28,800                    5,800                   34,600

     Increase (Decrease) in liabilities:
        Accounts payable and accrued expenses                      5,500                    4,403                    9,903
        Due to related parties                                     1,472                        -                    1,472
                                                   ----------------------   ----------------------   ----------------------

           Total adjustments                                      77,960                   26,815                  104,775
                                                   ----------------------   ----------------------   ----------------------

           Net cash used for operating activities                (44,764)                  (5,500)                 (50,264)
                                                   ----------------------   ----------------------   ----------------------

Cash flows provided by financing activities:
     Proceeds from issuance of long-term debt -
       officers/shareholders                                      10,000                   15,000                   25,000
     Issuance of common stock                                      1,835                   23,735                   25,570
                                                   ----------------------   ----------------------   ----------------------

           Net cash provided by financing
             activities                                           11,835                   38,735                   50,570
                                                   ----------------------   ----------------------   ----------------------
Net increase (decrease) in cash and
  cash equivalents                                               (32,929)                  33,235                      306
Cash and cash equivalents, beginning                              33,235                        -                        -
                                                   ----------------------   ----------------------   ----------------------

Cash and cash equivalents, ending                  $                 306    $              33,235    $                 306
                                                   ======================   ======================   ======================

Supplemental disclosure of cash flow information:
     Interest paid                                 $                   -    $                   -    $                   -
                                                   ======================   ======================   ======================

     Income taxes paid                             $                   -    $                   -    $                   -
                                                   ======================   ======================   ======================

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

        An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital. For the year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, the Company recognized office expense of $16,800, $4,200, and $21,000, respectively, and salary expense of $12,000, $3,000, and $15,000, respectively.

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

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                                   ADDITIONAL                   DURING THE         TOTAL
                                              COMMON STOCK           PAID-IN       DEFERRED     DEVELOPMENT     STOCKHOLDERS'
                                          SHARES        AMOUNT      CAPITAL      COMPENSATION      STAGE       EQUITY (DEFICIT)
                                       -------------- ----------- -------------  ------------- --------------  ---------------
Balance at October 1, 2002                         -  $         -  $         -   $          -  $           -   $         -
   (inception)

Issuance of founder shares for
   services at $0.001 per share -
   October 2002                            2,550,000       2,550             -              -              -         2,550

Issuance of shares for services
   at $0.15 per share -
   October 2002                              375,000         375        55,875              -              -        56,250

Deferred compensation                              -           -             -        (42,188)             -       (42,188)

Sale of shares for cash at $0.15
   per share - December 2002                 158,233         158        23,577              -              -        23,735

Capital contribution for office
   space and salary expense                        -           -         5,800              -              -         5,800

Net loss                                           -           -             -              -        (32,315)      (32,315)
                                       -------------- ----------- -------------  ------------- --------------  ------------

Balance at December 31, 2002               3,083,233  $    3,083   $    85,252   $    (42,188) $     (32,315)  $    13,832

Sale of shares for cash at $0.15
   per share - February 2003                  12,234          12         1,823              -              -         1,835

Capital contribution for office
   space and salary expense                        -           -        28,800              -              -        28,800

Amortization of deferred
   compensation                                    -           -             -         42,188              -        42,188

Net loss                                           -           -             -              -       (122,724)     (122,724)
                                       -------------- ----------- -------------  ------------- --------------  ------------

Balance at December 31, 2003               3,095,467  $    3,095  $    115,875   $          -  $    (155,039)  $   (36,069)
                                       ============== =========== =============  ============= ==============  ============




The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003,
                   THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION)
                    TO DECEMBER 31, 2002, AND THE PERIOD FROM
                OCTOBER 1, 2002 (INCEPTION) TO DECEMBER 31, 2003



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND BUSINESS:

         Delightfully Frozen Corp. (the "Company") is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Texas on October 1, 2002.

         The Company will provide a frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in Dallas, Texas area. As of December 31, 2003, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
         CASH:

          EQUIVALENTS

         Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

         CONCENTRATION

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      FOR THE YEAR ENDED DECEMBER 31, 2003,
                   THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION)
                    TO DECEMBER 31, 2002, AND THE PERIOD FROM
                OCTOBER 1, 2002 (INCEPTION) TO DECEMBER 31, 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company's financial instruments, none of which is held for trading consist of certain assets and liabilities whose carrying amounts approximate their fair value due to the highly liquid nature of these short-term instruments. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

         INCOME TAXES:

         The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.
         SEGMENT REPORTING:

         Based on the Company's integration and management strategies, the Company will operate in a single business segment. For the year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, no revenue has been earned and all operations are domestic.

         STOCK-BASED COMPENSATION:

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

         During the year ended December 31, 2003, the period from October 1, 2002 (inception) to December, 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, the Company did not grant any options to its employees.

         ADVERTISING COSTS:

         Advertising costs are expensed as incurred. There were no advertising expenses for the the year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003.

         COMPREHENSIVE INCOME:

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements.

         RECENT ACCOUNTING PRONOUNCEMENTS:

                  During April 2003, the FSAB issued SFAS 149- "Amendment of Statemnet 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2303, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as noted below, all provisions of this Statement were applied prospectively. The provisions of this Statement relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions, and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

                  During May 2003, the FASB issued SFAS 150- "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 156, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definitions of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 149 which did not have an impact on the Company's consolidated financial statements.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its financial statements. Previously, the criteria were based on control though voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

                  On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2002), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidate of Variable Interest Entities that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB.

                  In December 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces FAS-132 of the same title which was previously issued in February 1998. The revised FAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: FAS-87, "Employers' Accounting for Pensions"; FAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised FAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

(2)      GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2003, the Company has not generated any revenue and has incurred an accumulated deficit totaling $155,039 for the period from October 1, 2002 (inception) to December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


(3)      RELATED-PARTY TRANSACTIONS:

         LONG-TERM DEBT - RELATED PARTY

         During October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bear interest at the rate of 10% per annum, and mature in October 2004. During June 2003, the Company entered into one note payable to a related party totaling $10,000, which bears interest at the rate of 10% per annum, and matures in June 2005. The Company has incurred interest totaling $2,000, $375, and $2,375 relating to these notes for the year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, respectively.

         OFFICE EXPENSES

         An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the year ended 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003 were $16,800, $4,200 and $21,000, respectively.

         EXECUTIVE COMPENSATION

         The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $12,000, $3,000, and $9,000 have been recognized for services provided by the officer for the year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, respectively, with an offset to additional paid-in capital.

(4)      INCOME TAXES:

         The components of the provision for income taxes were as follows:

                  Current tax expense
                    U.S. federal                                $             -
                    State and local                                           -
                                                                ---------------
                            Total current                                     -
                                                                ---------------

                  Deferred tax expense
                    U.S. federal - State and local -
                            Total deferred                                    -
                                                                ---------------

                            Total tax provision                 $             -
                                                                ===============

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal Income Tax Rate                              34.0%
                  Deferred Tax Charge (Credit)                            -
                  Effect of Valuation Allowance                       (34.0)%
                  State Income Tax, net of Federal Benefit                -
                  Effective Income Tax Rate                               -

         As of December 31, 2003, the Company had net carryforward losses of approximately $155,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the deferred tax assets benefit for the loss carryforward has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                  Deferred tax assets
                  Loss carryforwards                           $        53,000
                  Less valuation allowance                             (53,000)
                                                               ---------------

                  Net deferred tax assets                      $             -
                                                               ===============

         Valuation allowance increased by $42,000 during 2003. Net operating loss carryforwards begins to expire beginning 2023.


(5)      COMMITMENTS AND CONTINGENCIES:

         During October 2002, the Company entered into three consulting agreements. The Company issued 375,000 shares of its common stock valued at $56,250, which represented its fair market value on the date of issuance. These services were provided to the Company ratably over the following year. During the year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, the Company recognized $42,188, $14,062, and $56,250, respectively, under these consulting agreements.


(6)      STOCKHOLDERS' DEFICIT:

         In October 2002, the Company issued 2,550,000 shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of $0.001 of its common stock totaling $2,550, which represented its fair market value on the date of issuance.

         In October 2002, the Company issued 375,000 shares of its common stock pursuant to three consulting agreements as described in Note 5. The shares were valued at $0.15 per share with a total valuation of $56,250, which represented its fair market value on the date of issuance.

         In December 2002, the Company sold 158,233 shares of its common stock for $23,735 to certain private investors. The shares were valued at $0.15 per share, which represented its fair market value on the date of issuance.

         In February 2003, the Company sold 12,234 shares of its common stock for $1,835 to certain private investors. The shares were valued at $0.15 per share, which represented its fair market value on the date of issuance.

(7)      STOCK OPTIONS:

         STOCK OPTION PLAN

         During October 2002, the Company adopted a Stock Option Plan (the "Plan") initially reserving an aggregate of 1,900,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options"), which may be granted to employees and consultants to the Company.

         The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options. Consultants may receive only non-qualified stock options. The maximum term of the stock options are five years and generally vest proportionately throughout the term of the option.

         During year ended December 31, 2003, the period from October 1, 2002 (inception) to December 31, 2002, and the period from October 1, 2002 (inception) to December 31, 2003, the Company did not grant any stock options.

(8)      SUBSEQUENT EVENTS:

         In January 2004, the company entered into a note payable of $6,000 to a related party, which bears interest at the rate of 10% per annum, and matures in January 2006.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
---------------------------------------------------------------------

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

=============== =============== ===============================================
NAME                 AGE        POSITION
--------------- --------------- -----------------------------------------------
Ken Graham            49        president, treasurer and a director
--------------- --------------- -----------------------------------------------
Linda Graham          50        vice president, secretary and a director
=============== =============== ===============================================

KEN GRAHAM. Ken Graham has been our President, Treasurer and one of our directors since our inception. Mr. Graham currently devotes 20 - 30 hours per week to our operations and management. In 2003, Mr. Graham began working for London American Specialist, Inc., an insurance underwriter, as an insurance underwriter/broker. Since 1989, Mr. Graham has been a senior field insurance underwriter for Atlantic Mutual in Dallas, Texas. He is a member of the Dallas chapter of the Chartered Property Casualty Underwriters (CPCU), and earned its professional commercial insurance designation in 1992. In this position, Mr. Graham is responsible for the marketing and underwriting of industrial and wholesale insurance customers, and in that capacity, negotiates and evaluates detailed insurance contracts. From 1973 to 1977, Mr. Graham worked as a construction equipment rental manager with Safeway Scaffolds in Wichita Falls, Texas, where his duties included job bidding, purchases of large equipment, record keeping, and sales. Mr. Graham earned a Bachelor's degree in Business Administration from Midwestern State University in 1977. Mr. Graham is not an officer or director of any reporting company.

LINDA GRAHAM. Linda Graham has been our Vice President, Secretary and one of our directors since our inception. Ms. Graham currently devotes 20 - 30 hours per week to our operations and management. From 1996 until 2003, Ms. Graham was the administrative assistant to the director of manufacturing at ST Microelectronics, Inc., a semiconductor manufacturing firm. She also serves as the president of the employee association for that company. In 1978, Ms. Graham began working for General Operating Co., which was primarily engaged in managing oil wells for outside investors, including its own wells. Specifically, General Operating Co. would hire sub-contractors to perform a variety of oil well maintenance ranging from yard maintenance to well maintenance. Furthermore, General Operating Co. would arrange for the completion of all necessary railroad commission files, and revenue collection related to the sale of oil and gas products. Ms. Graham was promoted to Office Manager in 1980, and performed a number of duties, including managing leases, and ensuring corporate compliance with specialized accounting rules and government regulations involving the petroleum industry. Ms. Graham traveled extensively throughout the southwestern United States on behalf of General Operating Co. and she became a licensed pilot in order to fly the company's private aircraft in connection with her business travel plans. Ms. Graham ended her employment with General Operating Co. in April 1995. Ms. Graham earned her Bachelor's degree in Business Administration in 1989 from Midwestern State University. Ms. Graham is not an officer or director of any reporting company.

Ken Graham and Linda Graham are married. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2003 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ended December 31, 2002 and 2003. Our Board of Directors and a majority of shareholders entitled to vote adopted a stock option plan which, if options are issued to our executive officers, could result in additional compensation.

============================================ ======== ============ ============== ======================= =====================
Name and Principal Position                    Year     Annual       Bonus ($)         Other Annual            All Other
                                                      Salary ($)                     Compensation ($)         Compensation
-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------
Ken Graham - president, treasurer            2002        3,000         None                None                $1,275(1)
-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------
                                             2003       12,000         None                None                   None
-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------
Linda Graham - vice president, secretary     2002        None          None                None                $1,275 (1)
-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------
                                             2003        None          None                None                   None
============================================ ======== ============ ============== ======================= =====================
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of December 31, 2003 our officers have received no compensation for their services provided to us, other than as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Ken Graham although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

===================== ================================= ========================================= ===================
Title of Class        Name and Address of Beneficial     Amount and Nature of Beneficial Owner     Percent of Class
                      Owner
--------------------- --------------------------------- ----------------------------------------- -------------------
Common Stock          Ken Graham                                                                        41.2%
                      7531 Aberdon Road                             1,275,000 shares
                      Dallas, TX 75252                       president, treasurer, director
--------------------- --------------------------------- ----------------------------------------- -------------------
Common Stock          Linda Graham
                      7531 Aberdon Road                             1,275,000 shares
                      Dallas, TX 75252                    vice president, secretary, director           41.2%
--------------------- --------------------------------- ----------------------------------------- -------------------
Common Stock          All directors and named                                                           82.4%
                      executive officers as a group               2,550,000 shares(1)
===================== ================================= ========================================= ===================
(1)      As Mr. and Mrs. Graham are married,  they own, in the aggregate,  2,550,000  shares of our common stock or
         82.4% of the total issued and outstanding stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS.

Ken Graham, our president, treasurer and one of our directors, currently provides office space to us valued at a rate of $1,400.00 per month on a month-to-month basis. Although we do not have a written agreement with Ken Graham, our president, treasurer and one of our directors, our Board of Directors approved a resolution in October 2002, to pay Ken Graham a salary of $1,000.00 per month in exchange for his services as our president for the duration of his presidency.

In October 2002, we issued 1,275,000 shares of our common stock to Ken Graham, our president, treasurer and one of our directors, in exchange for services valued at $1,275, or $0.001 per share.

In October 2002, we issued 1,275,000 shares of our common stock to Linda Graham, our vice president, secretary and one of our directors, in exchange for services valued at $1,275, or $0.001 per share.

In October 2002, we entered into two promissory notes with Ken Graham for a total of $15,000. Both these notes bear interest at the rate of 10% per annum. The principal and interest earned on the note for $10,000 is due on October 11, 2004. The principal and interest earned on the note for $5,000 is due on October 12, 2004. Mr. Graham received no interest income from either of the promissory notes.

In October 2002, we entered into a consulting agreement with Keli D. Graham whereby we issued 125,000 shares of our common stock in exchange for website development services valued at $18,750, or $0.15 per share. Keli Graham is the daughter of Ken Graham, our president, treasurer and one of our directors, and Linda Graham, our vice president, secretary and one of our directors.

In June 2003, we entered one promissory note with Linden Graham for $10,000. The note bears interest at the rate of 10% per annum. The principal and interest earned on the note is due in June 2005.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o   disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o   obtain disinterested directors' consent; and
     o   obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.

3.1      Articles of Incorporation*

3.2      Bylaws*

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on September 26, 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $16,250 and $0, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES. For the fiscal years ended December 31, 2003 and December 31, 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dallas, Texas, on April 8, 2004.

                                        Delightfully Frozen Corp.,
                                        a Texas corporation



                                        /s/ Ken Graham
                                        ---------------------------------------
                                        Ken Graham
                                        principal executive officer
                                        president, secretary, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Ken Graham                                       April 8, 2004
         --------------------------------------------
         Ken Graham
Its:     principal executive officer
         President, Treasurer, director