Form 10QSB
period 2004-03-31
DELIGHTFULLY FROZEN CORP
filed 2004-05-17
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from             to
                                              ------------    -----------------

Commission File Number: 000-50431


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2004, there were 3,095,467 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                              DELIGHTFULLY FROZEN CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED BALANCE SHEETS


                                       ASSETS

                                                                       March 31,
                                                                         2004           December 31,
                                                                      (unaudited)           2003
                                                                   ----------------   ---------------
Current assets -
    Cash and cash equivalents                                      $         3,104    $          306
                                                                   ----------------   ---------------

              Total assets                                         $         3,104    $          306
                                                                   ================   ===============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                          $         9,204    $        9,000
    Short-term debt - officers-stockholders                                 15,000                 -
    Due to related parties                                                   3,150             2,375
                                                                   ----------------   ---------------

              Total current liabilities                                     27,354            11,375

Long-term debt - officers-stockholders                                      16,000            25,000
                                                                   ----------------   ---------------

              Total liabilities                                             43,354            36,375
                                                                   ----------------   ---------------

Commitments and contingencies                                                    -                 -

Stockholders' deficit:
    Common stock, $0.001 par value, 70,000,000 shares authorized;
      3,095,467 shares issued and outstanding                                3,095             3,095
    Additional paid-in capital                                             123,075           115,875
    Deficit accumulated during the development stage                      (166,420)         (155,039)
                                                                   ----------------   ---------------

              Total stockholders' deficit                                  (40,250)          (36,069)
                                                                   ----------------   ---------------

              Total liabilities and stockholders' deficit          $         3,104    $          306
                                                                   ================   ===============


The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         For the period from
                                                For the three         For the three         October 1, 2002
                                                months ended          months ended          (inception) to
                                               March 31, 2004        March 31, 2003         March 31, 2004
                                             --------------------  --------------------  --------------------
Net revenue                                  $                 -   $                 -   $                 -

Cost of revenue                                                -                     -                     -
                                             --------------------  --------------------  --------------------

Gross profit                                                   -                     -                     -

Selling, general and administrative
  expenses                                                10,606                33,394               163,270
                                             --------------------  --------------------  --------------------

Loss from operations before other expense
  and provision for income taxes                         (10,606)              (33,394)             (163,270)

Other expense -
     interest expense                                       (775)                 (375)               (3,150)
                                             --------------------  --------------------  --------------------

Loss before provision for income taxes                   (11,381)              (33,769)             (166,420)

Provision for income taxes                                     -                     -                     -
                                             --------------------  --------------------  --------------------

Net loss                                     $           (11,381)  $           (33,769)  $          (166,420)
                                             ====================  ====================  ====================


Loss per share - basic and diluted           $                 -   $             (0.01)  $             (0.05)
                                             ====================  ====================  ====================


Weighted average number of shares -
  basic and diluted                                    3,095,467             3,073,669               3,048,114
                                             ====================  ====================  =====================


The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                     Deficit
                                                                                                   accumulated
                                                                      Additional                   during the        Total
                                          Common stock                  paid-in        Deferred    development   stockholders'
                                              Shares        Amount      capital      compensation     stage      equity (deficit)
                                         --------------  ----------  -------------  ------------- -------------  -------------
Balance at October 1, 2002                           -   $       -   $          -   $          -  $          -   $          -
   (inception)

Issuance of founder shares for
   services at $0.001 per share -
   October 2002                              2,550,000       2,550              -              -             -          2,550

Issuance of shares for services
   at $0.15 per share -
   October 2002                                375,000         375         55,875              -             -         56,250

Deferred compensation                                -           -              -        (42,188)            -        (42,188)

Sale of shares for cash at $0.15
   per share - December 2002                   158,233         158         23,577              -             -         23,735

Capital contribution for office
   space and salary expense                          -           -          5,800              -             -          5,800

Net loss                                             -           -              -              -       (32,315)       (32,315)
                                         --------------  ----------  -------------  ------------- -------------  -------------

Balance at December 31, 2002                 3,083,233   $   3,083   $     85,252   $    (42,188) $    (32,315)  $     13,832

Sale of shares for cash at $0.15
   per share - February 2003                    12,234          12          1,823              -             -          1,835

Capital contribution for office
   space and salary expense                          -           -         28,800              -             -         28,800

Amortization of deferred
   compensation                                      -           -              -         42,188             -         42,188

Net loss                                             -           -              -              -      (122,724)      (122,724)
                                         --------------  ----------  -------------  ------------- -------------  -------------

Balance at December 31, 2003                 3,095,467   $   3,095   $    115,875   $          -  $   (155,039)  $    (36,069)

Capital contribution for office
   space and salary expense
   (unaudited)                                       -           -          7,200              -             -          7,200

Net loss (unaudited)                                 -           -              -              -       (11,381)       (11,381)
                                         --------------  ----------  -------------  ------------- -------------  -------------

Balance at March 31, 2004 (unaudited)        3,095,467   $   3,095   $    123,075   $          -  $   (166,420)  $    (40,250)
                                         ==============  ==========  =============  ============= =============  =============




The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         For the period
                                                           For the three          For the three       from October 1, 2002
                                                            months ended          months ended           (inception) to
                                                           March 31, 2004        March 31, 2003          March 31, 2004
                                                         -------------------   --------------------   ---------------------
Cash flows used for operating activies:
     Net loss                                            $          (11,381)   $           (33,769)   $           (166,420)
                                                         -------------------   --------------------   ---------------------

     Adjustments to reconcile net loss to net
       cash used for operating activities:
        Issuance of common stock in exchange
          for services                                                    -                      -                  58,800
        Deferred compensation                                             -                 14,063                       -
        Non-cash additional paid-in-capital
          contributed                                                 7,200                  7,200                  41,800

     Increase (Decrease) in liabilities:
        Accounts payable and accrued expenses                           204                   (500)                 10,107
        Due to related parties                                          775                   (153)                  2,247
                                                         -------------------   --------------------   ---------------------

           Total adjustments                                          8,179                 20,610                 112,954
                                                         -------------------   --------------------   ---------------------

           Net cash used for operating activities                    (3,202)               (13,159)                (53,466)
                                                         -------------------   --------------------   ---------------------

Cash flows provided by financing activities:
     Proceeds from issuance of long-term debt -
       officers/shareholders                                          6,000                      -                  31,000
     Issuance of common stock                                             -                  1,835                  25,570
                                                         -------------------   --------------------   ---------------------

           Net cash provided by financing
             activities                                               6,000                  1,835                  56,570
                                                         -------------------   --------------------   ---------------------

Net increase (decrease) in cash and
  cash equivalents                                                    2,798                (11,324)                  3,104
Cash and cash equivalents, beginning                                    306                 33,235                       -
                                                         -------------------   --------------------   ---------------------

Cash and cash equivalents, ending                        $            3,104    $            21,911    $              3,104
                                                         ===================   ====================   =====================

Supplemental disclosure of cash flow information:
     Interest paid                                       $                -    $                 -    $                  -
                                                         ===================   ====================   =====================
     Income taxes paid                                   $                -    $                 -    $                  -
                                                         ===================   ====================   =====================


The accompanying notes form an integral part of these financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital. For the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004, the Company recognized office expense of $4,200, $4,200, and $23,800, respectively, and salary expense of $3,000, $3,000, and $18,000, respectively.

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

                            DELIGHTFULLY FROZEN CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed financial statements include the financial statements of Delightfully Frozen Corp. (the "Company"). The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004, for the year ended December 31, 2003 and the period from October 1, 2002 (inception) to December 31, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations, stockholders' deficit, and cashflows for the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal period.

NATURE OF BUSINESS OPERATIONS

       Delightfully Frozen Corp. (the "Company") is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Texas on October 1, 2002.

       The Company will provide a frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in the area of Dallas, Texas. As of March 31, 2004, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

2.   GOING CONCERN

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $166,420. These matters raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


3.   RELATED-PARTY TRANSACTIONS

Long-term debt - related party

     During October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bear interest at the rate of 10% per annum, and mature in October 2004. The Company has incurred interest totaling $375, $375 and $2,250, relating to these notes, for the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004, respectively.

     During June 2003, the Company entered into a note payable to a related party totaling $10,000, which bears interest at the rate of 10% per annum, and matures in June 2005. The Company has incurred interest totaling $250, $0 and $750, relating to this note, for the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004, respectively.

     During January 2004, the Company entered into a note payable to a related party totaling $6,000, which bears interest at the rate of 10% per annum, and matures in January 2006. The Company has incurred interest totaling $150, $0 and $150, relating to this note, for the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004, respectively.

OFFICE EXPENSES

     An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004 was $4,200, $4,200 and $23,800, respectively.

EXECUTIVE COMPENSATION

     The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $3,000, $3,000 and $18,000, respectively, has been recognized for services provided by the officer for the three months ended March 31, 2004 and 2003, and the period from October 1, 2002 (inception) to March 31, 2004 with an offset to additional paid-in capital.

ITEM 2.  PLAN OF OPERATION
--------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $3,104 as of March 31, 2004. We had no other assets as of that date, so that our total assets were also $3,104 as of March 31, 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. . However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of March 31, 2004, we had current liabilities of $27,354 which were represented by $9,204 in accounts payable and accrued expenses, $15,000 in short term debt to officers and stockholders and $3,150 due to related parties. We also had $16,000 in long-term debt to a related party as of March 31, 2004, making our total liabilities $43,354. This is in comparison to the period December 31, 2003, where we had total assets of $306, which consisted entirely of cash and cash equivalents. Our total current liabilities as of December 31, 2003 were $11,375, which consisted of $9,000 representing accounts payable and accrued expenses and $2,375 due to related parties. We also had $25,000 in long term debt to related parties, making our total liabilities $36,375 as of December 31, 2003.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS.

REVENUES. We have not realized any revenues from our inception on October 1, 2002 through the period ended March 31, 2004. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within twelve months.

OPERATING EXPENSES. For the three months ended March 31, 2004, our total operating expenses were $10,606, all of which were selling, general and administrative expenses. We also had $775 in interest expenses, so that our net loss for the three months ended March 31, 2004 was $11,381. This is in comparison to the same period ended March 31, 2003, where we had $33,394 in selling, general and administrative expenses and $375 in interest expenses, making our net loss for that period $33,769. For the period from our inception on October 1, 2002 through March 31, 2004, our total operating expenses were $163,270, all of which were selling, general and administrative expenses. We also had $3,150 in interest expense, so that our net loss for the period from inception to March 31, 2004 was $166,420.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of March 31, 2004, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging customers through reputation and word of mouth, and develop networking relationships with vendors in related businesses. We have not yet engaged any customers. As we develop additional networking relationships, our opportunities to generate revenues might increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $3,104 as of March 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. Our management hopes to raise additional financing through debt and equity financing or other means to move forward with the business plan. We plan to use the proceeds of such financing to provide working capital to our operations and increase our capital expenditure for the frozen drink machines. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

However, we hope to accomplish the steps listed below to implement our business plan. To commence our operations as we envision, we estimate that we will require approximately $783,000 as envisioned below during the next twelve months. The figures and steps outlined below are estimates only, and our actual progress and cost may vary from these estimates and is subject to our ability to obtain adequate funding. As of the date of this report, we have not obtained any such financing, nor do we have adequate funding to continue operations at our current level over the next twelve months. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan. We need to accomplish these steps to implement our business plan:

o        Purchase computer equipment;
o        Lease office space and storage space;
o        Establish our website;
o        Begin an advertising campaign;
o        Purchase frozen drink carts and product inventory;
o        Arrange to lease or purchase delivery trucks;
o        Hire support staff; and
o        Identify additional sources of capital.

We propose to purchase a total of 72 frozen drink machines within two years of obtaining adequate financing, with the first 36 frozen drink machines in the first year. Within the two years of obtaining such financing, we propose to purchase up to six delivery trucks with rear overhead doors and hoists to transport our frozen drink machines, with three anticipated to be purchased during the first year after obtaining such financing. Additional support staff may be hired as necessity and resources dictate within the proceeding twelve months. We believe that funds in the amount of approximately $1,500,000 may be required to implement these purchases and activities.

We have not yet obtained such funds, nor have we entered into any negotiations to obtain such funds.

We currently conduct minimal operations and do not have the cash resources to continue minimal operations without additional funding, which may or may not be provided by our management. Our management has idicated that they will continue to pay our expenses so that we may continue operations untill other funding sources are found. Our management is not obligated to finance our operations and we may have to cease operations if additional funding or a source of revenue is not obtained.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer of the Company
         32. Section 906 Certification by Chief Executive Officer and Chief Financial Officer


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

                                            Delightfully Frozen Corp.,
                                            a Texas corporation



May 11, 2004                        By:     /s/  Ken Graham
                                            -----------------------------------
                                            Ken Graham
                                            Its: President, Treasurer, Director