Form 10QSB
period 2004-06-30
DELIGHTFULLY FROZEN CORP
filed 2004-08-16
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           ------------       --------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 6, 2004, there were 3,095,467 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DELIGHTFULLY FROZEN CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED BALANCE SHEETS


                                       ASSETS

                                                                       JUNE 30,
                                                                         2004            DECEMBER 31,
                                                                      (UNAUDITED)            2003
                                                                     ---------------   ----------------
Current assets -
    Cash and cash equivalents                                        $        7,679    $           306
                                                                     ---------------   ----------------

              Total assets                                           $        7,679    $           306
                                                                     ===============   ================


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                            $        4,768    $         9,000
    Short-term debt - officers-stockholders                                  25,000                  -
    Due to related parties                                                    4,138              2,375
                                                                     ---------------   ----------------

              Total current liabilities                                      33,906             11,375

Long-term debt - officers-stockholders                                       18,800             25,000
                                                                     ---------------   ----------------

              Total liabilities                                              52,706             36,375
                                                                     ---------------   ----------------

Commitments and contingencies                                                     -                  -

Stockholders' deficit:
    Common stock, $0.001 par value, 70,000,000 shares authorized;
      3,095,467 shares issued and outstanding                                 3,095              3,095
    Additional paid-in capital                                              130,275            115,875
    Deficit accumulated during the development stage                       (178,397)          (155,039)
                                                                     ---------------   ----------------

              Total stockholders' deficit                                   (45,027)           (36,069)
                                                                     ---------------   ----------------

              Total liabilities and stockholders' deficit            $        7,679    $          306
                                                                     ===============   ================




             The accompanying notes form an integral part of these
                        condensed financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         FOR THE PERIOD FROM
                                          FOR THE THREE    FOR THE THREE   FOR THE SIX     FOR THE SIX    OCTOBER 1, 2002
                                           MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED   (INCEPTION) TO
                                          JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003    JUNE 30, 2004
                                          --------------- --------------  --------------  --------------  ----------------
Net revenue                               $            -  $           -   $           -   $           -   $             -

Cost of revenue                                        -              -               -               -                 -
                                          --------------- --------------  --------------  --------------  ----------------
Gross profit                                           -              -               -               -                 -

Selling, general and administrative
  expenses                                        10,989         30,013          21,595          63,407           174,259
                                          --------------- --------------  --------------  --------------  ----------------

Loss from operations before other expense
  and provision for income taxes                 (10,989)       (30,013)        (21,595)        (63,407)         (174,259)

Other expense -
    interest expense                                (988)          (375)         (1,763)           (750)           (4,138)
                                          --------------- --------------  --------------  --------------  ----------------
Loss before provision for income taxes           (11,977)       (30,388)        (23,358)        (64,157)         (178,397)

Provision for income taxes                             -              -               -               -                 -
                                          --------------- --------------  --------------  --------------  ----------------

Net loss                                  $      (11,977) $     (30,388)  $     (23,358)  $     (64,157)  $      (178,397)
                                          =============== ==============  ==============  ==============  ================

Loss per share - basic and diluted        $            -  $       (0.01)  $       (0.01)  $       (0.02)  $         (0.06)
                                          =============== ==============  ==============  ==============  ================

Weighted average number of shares -
  basic and diluted                            3,095,467      3,095,467       3,095,467       3,076,448         3,048,114
                                          =============== ==============  ==============  ==============  ================




             The accompanying notes form an integral part of these c
                         ondensed financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED
                                                                      ADDITIONAL                  DURING THE      TOTAL
                                                COMMON STOCK           PAID-IN      DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                             SHARES       AMOUNT       CAPITAL     COMPENSATION     STAGE      EQUITY (DEFICIT)
                                          -------------- ----------  ------------  ------------  ------------- ------------
Balance at October 1, 2002                            -  $        -  $         -   $         -   $          -   $        -
   (inception)

Issuance of founder shares for
   services at $0.001 per share -
   October 2002                               2,550,000      2,550             -             -              -        2,550

Issuance of shares for services
   at $0.15 per share -
   October 2002                                 375,000        375        55,875             -              -       56,250

Deferred compensation                                 -          -             -       (42,188)             -      (42,188)

Sale of shares for cash at $0.15
   per share - December 2002                    158,233        158        23,577             -              -       23,735

Capital contribution for office
   space and salary expense                           -          -         5,800             -              -        5,800

Net loss                                              -          -             -             -        (32,315)     (32,315)
                                          -------------- ----------  ------------  ------------  ------------- ------------

Balance at December 31, 2002                  3,083,233  $   3,083   $    85,252   $   (42,188)  $    (32,315)  $   13,832

Sale of shares for cash at $0.15
   per share - February 2003                     12,234         12         1,823             -              -        1,835

Capital contribution for office
   space and salary expense                           -          -        28,800             -              -       28,800

Amortization of deferred
   compensation                                       -          -             -        42,188              -       42,188

Net loss                                              -          -             -             -       (122,724)    (122,724)
                                          -------------- ----------  ------------  ------------  ------------- ------------

Balance at December 31, 2003                  3,095,467  $   3,095   $   115,875   $         -   $   (155,039)  $  (36,069)

Capital contribution for office
   space and salary expense
   (unaudited)                                        -          -        14,400             -              -       14,400

Net loss (unaudited)                                  -          -             -             -        (23,358)     (23,358)
                                          -------------- ----------  ------------  ------------  ------------- ------------

Balance at March 31, 2004 (unaudited)         3,095,467  $   3,095   $   130,275   $         -   $   (178,397)  $  (45,027)
                                          ============== ==========  ============  ============  ============= ============



             The accompanying notes form an integral part of these
                        condensed financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               FOR THE PERIOD
                                                       FOR THE SIX         FOR THE SIX       FROM OCTOBER 1, 2002
                                                      MONTHS ENDED        MONTHS ENDED         (INCEPTION) TO
                                                      JUNE 30, 2004       JUNE 30, 2003        JUNE 30, 2004
                                                    ------------------  ------------------   -------------------
Cash flows used for operating activies:
    Net loss                                        $         (23,358)  $         (64,157)   $         (178,397)
                                                    ------------------  ------------------   -------------------

    Adjustments to reconcile net loss to net
      cash used for operating activities:
       Issuance of common stock in exchange
         for services                                               -                   -                58,800
       Deferred compensation                                        -              28,126                     -
       Non-cash additional paid-in-capital
         contributed                                           14,400              14,400                49,000

    Increase (Decrease) in liabilities:
       Prepaid expenses                                             -              (2,103)                    -

    Increase (Decrease) in liabilities:
       Accounts payable and accrued expenses                   (4,232)              2,000                 5,671
       Due to related parties                                   1,763                 222                 3,235
                                                    ------------------  ------------------   -------------------

          Total adjustments                                    11,931              42,645               116,706
                                                    ------------------  ------------------   -------------------

          Net cash used for operating activities              (11,427)            (21,512)              (61,691)
                                                    ------------------  ------------------   -------------------

Cash flows provided by financing activities:
    Proceeds from issuance of long-term debt -
      officers/shareholders                                    18,800              10,000                43,800
    Issuance of common stock                                        -               1,835                25,570
                                                    ------------------  ------------------   -------------------

          Net cash provided by financing
            activities                                         18,800              11,835                69,370
                                                    ------------------  ------------------   -------------------

Net increase (decrease) in cash and
  cash equivalents                                              7,373              (9,677)                7,679
Cash and cash equivalents, beginning                              306              33,235                     -
                                                    ------------------  ------------------   -------------------

Cash and cash equivalents, ending                   $           7,679   $          23,558    $            7,679
                                                    ==================  ==================   ===================

Supplemental disclosure of cash flow information:
    Interest paid                                   $               -   $               -    $                -
                                                    ==================  ==================   ===================
    Income taxes paid                               $               -   $               -    $                -
                                                    ==================  ==================   ===================



              The accompanying notes form an integral part of these
                        condensed financial statements.

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital. For the six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004, the Company recognized office expense of $8,400, $8,400, and $28,000, respectively, and salary expense of $6,000, $6,000, and $21,000, respectively.

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







             The accompanying notes form an integral part of these
                        condensed financial statements.

                            DELIGHTFULLY FROZEN CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed financial statements include the financial statements of Delightfully Frozen Corp. (the "Company"). The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004, for the year ended December 31, 2003 and the period from October 1, 2002 (inception) to December 31, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of operations, stockholders' deficit for the three months and six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004 and the cash flows for the six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NATURE OF BUSINESS OPERATIONS

     Delightfully Frozen Corp. (the "Company") is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Texas on October 1, 2002.

     The Company will provide a frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in the area of Dallas, Texas. As of June 30, 2004, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

2.   GOING CONCERN

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $178,397. These matters raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.   RELATED-PARTY TRANSACTIONS

LONG-TERM DEBT - RELATED PARTY

     During October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bear interest at the rate of 10% per annum, and mature in October 2004. The Company has incurred interest totaling $375, $375, $750, $750 and $2,625, relating to these notes, for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004, respectively.

     During June 2003, the Company entered into a note payable to a related party totaling $10,000, which bears interest at the rate of 10% per annum, and matures in June 2005. The Company has incurred interest totaling $250, $0, $500, $0 and $1,000, relating to this note, for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004, respectively.

     During January 2004, the Company entered into a note payable to a related party totaling $6,000, which bears interest at the rate of 10% per annum, and matures in January 2006. The Company has incurred interest totaling $150, $0, $300, $0 and $300, relating to this note, for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004, respectively.

     During April 2004, the Company entered into two notes payable to two related parties totaling $12,800, which bear interest at the rate of 10% per annum, and matures in April 2006. The Company has incurred interest totaling $213, $0, $213, $0 and $213, relating to these notes, for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004, respectively

OFFICE EXPENSES

     An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004 was $4,200, $4,200, $8,400, $8,400 and $28,000,
respectively.

EXECUTIVE COMPENSATION

     The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $3,000, $3,000, $6,000, $6,000 and $21,000, respectively, has been recognized for services provided by the officer for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004 with an offset to additional paid-in capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $7,679 of June 30, 2004. We had no other assets as of that date, so that our total assets were also $7,679 as of June 30, 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of June 30, 2004, we had current liabilities of $33,906 which were represented by $4,768 in accounts payable and accrued expenses, $25,000 in short term debt to officers and stockholders and $4,138 due to related parties. We also had $18,800 in long-term debt to a related party as of June 30, 2004, making our total liabilities $52,706. This is in comparison to the period December 31, 2003, where we had total assets of $306, which consisted entirely of cash and cash equivalents. Our total current liabilities as of December 31, 2003 were $11,375, which consisted of $9,000 representing accounts payable and accrued expenses and $2,375 due to related parties. We also had $25,000 in long term debt to related parties, making our total liabilities $36,375 as of December 31, 2003.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. We have not realized any revenues from our inception on October 1, 2002 through the period ended June 30, 2004. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within twelve months.

OPERATING EXPENSES. For the three months ended June 30, 2004, our total operating expenses were $10,989, all of which were selling, general and administrative expenses. We also had $988 in interest expenses, so that our net loss for the three months ended June 30, 2004 was $11,977. This is in comparison to the same period ended June 30, 2003, where we had $30,013 in selling, general and administrative expenses and $375 in interest expenses, making our net loss for that period $30,388. Our expenses were higher for the period ended in 2003 during which we were preparing our registration statement. For the period from our inception on October 1, 2002 through June 30, 2004, our total operating expenses were $174,259, all of which were selling, general and administrative expenses. We also had $4,138 in interest expense, so that our net loss for the period from inception to June 30, 2004 was $178,397.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the six months ended June 30, 2004, our total operating expenses were $21,595, all of which were selling, general and administrative expenses. We also had $1,763 in interest expenses, so that our net loss for the six months ended June 30, 2004 was $23,358. This is in comparison to the same period ended June 30, 2003, where we had $63,407 in selling, general and administrative expenses and $750 in interest expenses, making our net loss for that period $64,157. Our expenses were higher for the period ended in 2003 during which we were preparing our registration statement.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of June 30, 2004, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging customers through reputation and word of mouth, and develop networking relationships with vendors in related businesses. We have not yet engaged any customers. As we develop additional networking relationships, our opportunities to generate revenues might increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $7,679 as of June 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. To move forward with our business plan, we will need to proceed with several steps, described below:

First, our management hopes to raise additional financing through debt and equity financing to move forward with our business plan. We plan to use the proceeds of such financing to provide working capital to our operations and increase our capital expenditure for the frozen drink machines. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all.

Following receipt of working capital, our second step is to lease office/warehouse space, probably in the north Dallas area, due to its close proximity to our business's anticipated main customer base. Several locations have been identified that we believe would be suitable for our needs in the first year.

Third, we intend to purchase equipment and supplies. Initially we plan on seventy-two frozen drink machines with related equipment/supplies. The supplies we anticipate that we would need include such soft goods as napkins, cups, straws, etc. along with an inventory of flavored drink mixes. We also anticipate leasing the necessary six delivery vehicles.

Fourth, and tied closely to the purchase of equipment and supplies, will be an advertising blitz. Some plans we expect to implement in this regard are:

   1)  Placing advertisements on local talk radio stations in the Dallas area.
   2) We will donate our machines to churches for their family related functions. Although no revenue will be realized, we hope that the upscale, family oriented nature of local churches create a steady flow of business as a result of good will and referrals stemming from of these donations.
   3) The State Fair of Texas in October will also be an ideal promotional event.
   4) Tailgate parties at local football games are big events. We plan to have machines prominently displayed at appropriate locations and times to help generate exposure and sales at these events.

We expect that the specific dates to complete each of these steps will depend upon the timing of the financing. However, we believe we will have office/warehouse space occupied within thirty days of raising adequate funds. Within another thirty days we should have leases/purchases of the trucks and other equipment completed. With autumn being a heavy sports and holiday time of year, we believe this to be an ideal time to launch the marketing phase of our venture. Although we hope to use aggressive marketing to try and even out sales/rentals during the year (for example through parties, birthdays, weddings, business functions and similar events) we estimate that rentals will tend to be heaviest during the football, basketball and holiday season, i.e., September through early January.

Financing to date has been accomplished through the personal savings of our management and the sale of stock to their family, friends and business associates. We believe that these sources remain adequate for the immediate future needs of the business. No other sources of financing have been initiated nor are any planned at this time.

We currently conduct minimal operations and do not have the cash resources to continue minimal operations without additional funding, which may be provided by our management. Our management has indicated that they will continue to pay our expenses so that we may continue operations until other funding sources are found. Our management is not obligated to finance our operations and we may have to cease operations if additional funding or a source of revenue is not obtained.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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

                                             Delightfully Frozen Corp.,
                                             a Texas corporation



August 6, 2004                      By:      /s/ Ken Graham
                                             -----------------------------------
                                             Ken Graham
                                    Its:     President, Treasurer, Director