Form 10QSB
period 2004-09-30
DELIGHTFULLY FROZEN CORP
filed 2004-11-18
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                    to
                                       ------------------    -------------------

Commission File Number: 000-50431


                            Delightfully Frozen Corp.
                            -------------------------
             (Exact name of registrant as specified in its charter)

Texas                               5813                            32-0034926
-----                               ----                            ----------
(State or other          (Primary Standard Industrial        (I.R.S. Employer
jurisdiction             Classification Code Number)        Identification No.)
of incorporation
or organization)

7531 Aberdon Road, Dallas, Texas                                          75252
---------------------------------                                         -----
(Address of registrant's principal executive offices)                 (Zip Code)

                                  972.735.9064
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 2, 2004, there were 3,095,467 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              DELIGHTFULLY FROZEN CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED BALANCE SHEETS

                                       ASSETS
                                                                       SEPTEMBER 30,
                                                                           2004            DECEMBER 31,
                                                                        (UNAUDITED)            2003
                                                                      ----------------   ---------------
Current assets -
    Cash and cash equivalents                                         $         1,418    $          306
                                                                      ----------------   ---------------

              Total assets                                            $         1,418    $          306
                                                                      ================   ===============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                             $             -    $        9,000
    Short-term debt - officers-stockholders                                    25,000                 -
    Due to related parties                                                      5,316             2,375
                                                                      ----------------   ---------------

              Total current liabilities                                        30,316            11,375

Long-term debt - officers-stockholders                                         22,800            25,000
                                                                      ----------------   ---------------

              Total liabilities                                                53,116            36,375
                                                                      ----------------   ---------------

Commitments and contingencies                                                       -                 -

Stockholders' deficit:
    Common stock, $0.001 par value, 70,000,000 shares authorized;
      3,095,467 shares issued and outstanding                                   3,095             3,095
    Additional paid-in capital                                                137,475           115,875
    Deficit accumulated during the development stage                         (192,268)         (155,039)
                                                                      ----------------   ---------------

              Total stockholders' deficit                                     (51,698)          (36,069)
                                                                      ----------------   ---------------

              Total liabilities and stockholders' deficit             $         1,418    $          306
                                                                      ================   ===============




             The accompanying notes form an integral part of these
                         condensed financial statements

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 FOR THE PERIOD FROM
                                           FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE    OCTOBER 1, 2002
                                            MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED     (INCEPTION) TO
                                          SEPT. 30, 2004    SEPT. 30, 2003     SEPT. 30, 2004    SEPT. 30, 2003    SEPT. 30, 2004
                                          ----------------- ----------------- ----------------- ----------------- -----------------
Net revenue                               $              -   $             -   $             -   $             -   $             -

Cost of revenue                                          -                 -                 -                 -                 -
                                          ----------------- ----------------- ----------------- ----------------- -----------------

Gross profit                                             -                 -                 -                 -                 -

Selling, general and administrative
  expenses                                          12,693            24,622            34,288            88,029           186,953
                                          ----------------- ----------------- ----------------- ----------------- -----------------

Loss from operations before other expense
  and provision for income taxes                   (12,693)          (24,622)          (34,288)          (88,029)         (186,953)

Other expense -
    interest expense                                (1,178)             (625)           (2,941)           (1,375)           (5,316)
                                          ----------------- ----------------- ----------------- ----------------- -----------------

Loss before provision for income taxes             (13,871)          (25,247)          (37,229)          (89,404)         (192,268)

Provision for income taxes                               -                 -                 -                 -                 -
                                          ----------------- ----------------- ----------------- ----------------- -----------------

Net loss                                  $        (13,871)  $       (25,247)  $       (37,229)  $       (89,404)  $      (192,268)
                                          ================= ================= ================= ================= =================


Loss per share - basic and diluted        $              -   $         (0.01)  $         (0.01)  $         (0.03)  $         (0.06)
                                          ================= ================= ================= ================= =================

Weighted average number of shares -
  basic and diluted                              3,095,467         3,095,467         3,095,467         3,077,368         3,054,017
                                          ================= ================= ================= ================= =================


              The accompanying notes form an integral part of these
                         condensed financial statements

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                       DEFICIT
                                                                                                      ACCUMULATED
                                                                          ADDITIONAL                  DURING THE      TOTAL
                                              COMMON STOCK                 PAID-IN      DEFERRED     DEVELOPMENT  STOCKHOLDERS'
                                                 SHARES       AMOUNT       CAPITAL     COMPENSATION     STAGE      EQUITY (DEFICIT)
                                              -------------- ----------  ------------  ------------  ------------- ------------
Balance at October 1, 2002                                -   $      -    $        -   $         -   $          -  $         -
   (inception)

Issuance of founder shares for
   services at $0.001 per share -
   October 2002                                   2,550,000      2,550             -             -              -        2,550

Issuance of shares for services
   at $0.15 per share -
   October 2002                                     375,000        375        55,875             -              -       56,250

Deferred compensation                                     -          -             -       (42,188)             -      (42,188)

Sale of shares for cash at $0.15
   per share - December 2002                        158,233        158        23,577             -              -       23,735

Capital contribution for office
   space and salary expense                               -          -         5,800             -              -        5,800

Net loss                                                  -          -             -             -        (32,315)     (32,315)
                                              -------------- ----------  ------------  ------------  ------------- ------------

Balance at December 31, 2002                      3,083,233   $  3,083    $   85,252   $   (42,188)  $    (32,315) $    13,832

Sale of shares for cash at $0.15
   per share - February 2003                         12,234         12         1,823             -              -        1,835

Capital contribution for office
   space and salary expense                               -          -        28,800             -              -       28,800

Amortization of deferred
   compensation                                           -          -             -        42,188              -       42,188

Net loss                                                  -          -             -             -       (122,724)    (122,724)
                                              -------------- ----------  ------------  ------------  ------------- ------------

Balance at December 31, 2003                      3,095,467   $  3,095   $   115,875   $         -   $   (155,039) $   (36,069)

Capital contribution for office
   space and salary expense
   (unaudited)                                            -          -        21,600             -              -       21,600

Net loss (unaudited)                                      -          -             -             -        (37,229)     (37,229)
                                              -------------- ----------  ------------  ------------  ------------- ------------

Balance at September 30, 2004 (unaudited)         3,095,467   $  3,095    $  137,475   $         -   $   (192,268) $   (51,698)
                                              ============== ==========  ============  ============  ============= ============


              The accompanying notes form an integral part of these
                         condensed financial statements

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         FOR THE PERIOD
                                                        FOR THE NINE             FOR THE NINE         FROM OCTOBER 1, 2002
                                                        MONTHS ENDED             MONTHS ENDED            (INCEPTION) TO
                                                     SEPTEMBER 30, 2004       SEPTEMBER 30, 2003      SEPTEMBER 30, 2004
                                                    ------------------------------------------------------------------------

Cash flows used for operating activies:
    Net loss                                        $             (37,229)   $             (89,404)   $            (192,268)
                                                    ----------------------   ----------------------   ----------------------

    Adjustments to reconcile net loss to net
      cash used for operating activities:
       Issuance of common stock in exchange
         for services                                                   -                        -                   58,800
       Deferred compensation                                            -                   42,188                        -
       Non-cash additional paid-in-capital
         contributed                                               21,600                   21,600                   56,200

    Increase (Decrease) in assets:
       Prepaid expenses                                                 -                   (1,597)                       -

    Increase (Decrease) in liabilities:
       Accounts payable and accrued expenses                       (9,000)                  (1,000)                     903
       Due to related parties                                       2,941                      847                    4,413
                                                    ----------------------   ----------------------   ----------------------

          Total adjustments                                        15,541                   62,038                  120,316
                                                    ----------------------   ----------------------   ----------------------

          Net cash used for operating activities                  (21,689)                 (27,366)                 (71,953)
                                                    ----------------------   ----------------------   ----------------------

Cash flows provided by financing activities:
    Proceeds from issuance of long-term debt -
      officers/shareholders                                        22,800                   10,000                   47,800
    Issuance of common stock                                            -                    1,835                   25,570
                                                    ----------------------   ----------------------   ----------------------

          Net cash provided by financing
            activities                                             22,800                   11,835                   73,370
                                                    ----------------------   ----------------------   ----------------------

Net increase (decrease) in cash and
  cash equivalents                                                  1,112                  (15,531)                   1,418
Cash and cash equivalents, beginning                                  306                   33,235                        -
                                                    ----------------------   ----------------------   ----------------------

Cash and cash equivalents, ending                   $               1,418    $              17,704    $               1,418
                                                    ======================   ======================   ======================

Supplemental disclosure of cash flow information:
    Interest paid                                   $                   -    $                   -    $                   -
                                                    ======================   ======================   ======================
    Income taxes paid                               $                   -    $                   -    $                   -
                                                    ======================   ======================   ======================




              The accompanying notes form an integral part of these
                         condensed financial statements

                            DELIGHTFULLY FROZEN CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)



Supplemental disclosure of non-cash financing activity:

An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital. For the nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to June 30, 2004, the Company recognized office expense of $12,600, $12,600, and $32,200, respectively, and salary expense of $9,000, $9,000, and $24,000, respectively.

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






              The accompanying notes form an integral part of these
                         condensed financial statements

                            DELIGHTFULLY FROZEN CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed financial statements include the financial statements of Delightfully Frozen Corp. (the "Company"). The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004, for the year ended December 31, 2003 and the period from October 1, 2002 (inception) to December 31, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations, stockholders' deficit for the three months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004 and the cash flows for the nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NATURE OF BUSINESS OPERATIONS

      Delightfully Frozen Corp. (the "Company") is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Texas on October 1, 2002.

       The Company will provide a frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in the area of Dallas, Texas. As of September 30, 2004, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

2.   GOING CONCERN

     The accompanying condensed financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $192,268. These matters raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


3.   RELATED-PARTY TRANSACTIONS

LONG-TERM DEBT - RELATED PARTY

     During October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bear interest at the rate of 10% per annum, and mature in October 2004. The Company has incurred interest totaling $375, $375, $1,125, $1,125 and $3,000, relating to these notes, for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004, respectively.

     During June 2003, the Company entered into a note payable to a related party in the amount of $10,000, which bears interest at the rate of 10% per annum, and matures in June 2005. The Company has incurred interest totaling $250, $250, $750, $250 and $1,250, relating to this note, for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004, respectively.

     During January 2004, the Company entered into a note payable to a related party in the amount of $6,000, which bears interest at the rate of 10% per annum, and matures in January 2006. The Company has incurred interest totaling $150, $0, $450, $0 and $450, relating to this note, for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004, respectively.

     In April 2004, the Company entered into two notes payable to two related parties totaling $12,800, which bear interest at the rate of 10% per annum, and matures in April 2006. The Company has incurred interest totaling $320, $0, $533, $0 and $533, relating to these notes, for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004, respectively.

     In July 2004, the Company entered into a note payable to a related party in the amount of $4,000, which bear interest at the rate of 10% per annum, and matures in July 2006. The Company has incurred interest totaling $83, $0, $83, $0 and $83, relating to this note, for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004, respectively.

OFFICE EXPENSES

     An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004 was $4,200, $4,200, $12,600, $12,600
and $32,200, respectively.

EXECUTIVE COMPENSATION

     The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $3,000, $3,000, $9,000, $9,000 and $24,000, respectively, has been recognized for services provided by the officer for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004 and 2003, and the period from October 1, 2002 (inception) to September 30, 2004 with an offset to additional paid-in capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $1,418 of September 30, 2004. We had no other assets as of that date, so that our total assets were also $1,418 as of September 30, 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of September 30, 2004, we had current liabilities of $30,316 which were represented by $25,000 in short term debt to officers and stockholders and $5,316 due to related parties. We also had $22,800 in long-term debt to a related party as of September 30, 2004, making our total liabilities $53,116. This is in comparison to the period December 31, 2003, where we had total assets of $306, which consisted entirely of cash and cash equivalents. Our total current liabilities as of December 31, 2003 were $11,375, which consisted of $9,000 representing accounts payable and accrued expenses and $2,375 due to related parties. We also had $25,000 in long term debt to related parties, making our total liabilities $36,375 as of December 31, 2003.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. We have not realized any revenues from our inception on October 1, 2002 through the period ended September 30, 2004. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within twelve months.

OPERATING EXPENSES. For the three months ended September 30, 2004, our total operating expenses were $12,693, all of which were selling, general and administrative expenses. We also had $1,178 in interest expenses, so that our net loss for the three months ended September 30, 2004 was $13,871. This is in comparison to the same period ended September 30, 2003, where we had $24,622 in selling, general and administrative expenses and $625 in interest expenses, making our net loss for that period $25,247. Our expenses were higher for the period ended in 2003 during which we were preparing our registration statement. For the period from our inception on October 1, 2002 through September 30, 2004, our total operating expenses were $186,953, all of which were selling, general and administrative expenses. We also had $5,316 in interest expense, so that our net loss for the period from inception to September 30, 2004 was $192,268.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the nine months ended September 30, 2004, our total operating expenses were $34,288, all of which were selling, general and administrative expenses. We also had $2,941 in interest expenses, so that our net loss for the nine months ended September 30, 2004 was $37,229. This is in comparison to the same period ended September 30, 2003, where we had $88,029 in selling, general and administrative expenses and $1,375 in interest expenses, making our net loss for that period $89,404. Our expenses were higher for the period ended in 2003 during which we were preparing our registration statement.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of September 30, 2004, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging customers through reputation and word of mouth, and develop networking relationships with vendors in related businesses. We have not yet engaged any customers. As we develop additional networking relationships, our opportunities to generate revenues might increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $1,418 as of September 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. To move forward with our business plan, we will need to proceed with several steps, described below:

First, our management hopes to raise additional financing through debt and equity financing or other means to move forward with our business plan. We plan to use the proceeds of such financing to provide working capital to our operations and increase our capital expenditure for the frozen drink machines. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On August 2, 2004, we received a notice from the Internal Revenue service indicating that the EIN used on previous filings with the Securities and Exchange Commission, which was 75-3016884, is incorrect. Our correct Federal Tax ID number is 32-0034926.

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

                                            Delightfully Frozen Corp.,
                                            a Texas corporation



November 2, 2004                   By:      /s/ Ken Graham
                                            -----------------------------------
                                            Ken Graham
                                  Its:      President, Treasurer, Director