Form 10KSB
period 2004-12-31
DELIGHTFULLY FROZEN CORP
filed 2005-04-15
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2004

-----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934     For the transition period from                 to

---------------    --------------

Commission File Number: 000-50431

International Debt Exchange Associates, Inc .

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

(Address of Company’s principal executive offices)                (Zip Code)

972.735.9064

------------

(Company’s Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 15, 2005, approximately $109,093.

As of April 15, 2005, there were 15,477,335,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

--------------------------------

OUR BACKGROUND. We were incorporated in Texas on October 1, 2002.

OUR BUSINESS. Originally formed to be a frozen drink machine rental service,. wWe intended to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques,social functions and fund raising events, as well as any other type of occasion. Ou. We believe that frozen alcohol drinks, such as peach bellinis, margaritas, daiquiris, and pina coladas, are very popular for gatherings and parties. We intend to begin our operations are to begin in the Dallas-Fort Worth, Texas area. The beverage concentrate we use has natural flavorings and few preservatives. We believe this makes the concentrate superior, both in quality and taste, to the other brands on the market. We believe that we can provide a quality concentrate superior to that found at grocery and convenience stores, which also offer frozen drinks. These frozen beverages can be made with alcohol, but are enjoyable with or without alcohol;, as well. Hhowever, if the customers choose to have alcohol in the drinks, they must purchase it from an outside source, and add it themselves.

After this reporting period, the Company changed its name to International Debt Exchange Associates, Inc. (See subsequent events).  We intend to become a diverse company through mergers and acquisitions and still maintain our current business as a frozen drink machine rental service.  No acquisitions or letters of intent have been made as of this report.

The frozen drink machine delivery includes: 100 ten-ounce, cups, straws, napkins, and other items required for various types of frozen beveragessalt, if needed for margaritas. Delivery also includes the mix, and the mixing of the first batch of frozen beverages. At this point, the customer would provide and add any alcohol to the drinks. We also intend to make available a use a custom cart for ease of delivery and minimizing the chance of any furniture or carpet damage. The cart has a deep tray which will help contain spills to further reduce furniture or carpet damage. We also propose to arrange for pickup of the rental unit, typically the next morning, which would be included in the rental cost, and will be performed at a time convenient for the customer.

We hope to eliminate potential liability by our strict policy of not providing any alcohol for these drinks, under any circumstances. The alcohol purchase and mixing will be done by the customer renting the equipment and never by us. We intend to have tThe Customer equipment renter will sign a rental contract which will include a release of liability for any issues which may arise while the frozen drink machine is in the possession of the renter.

Our business is still in the first stage of its development, therefore our primary focus is on continuing to developing and revising our business strategy, implementing our business model and meeting our operating objectives. As such, we are not currently seeking business combinations, nor do we intend to be a vehicle for reverse acquisition.

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

OUR WEBSITE. We also intend to develop a website at delightfullyfrozen.com to allow website visitors to view our frozen drink machines and drink products, as well as obtain rental pricing information. Our website is currently under construction. Customers will also be able to contact us through the site to ask questions. Also available on the site will be party and gathering themes, plans, and ideas geared towards encouraging potential customers to rent our frozen drink machines, and buy our drink products.

OUR TARGET MARKETS AND MARKETING STRATEGY. We believe that oOur primary target market will consist of individuals or businesses seeking to host parties or events offering special frozen drinks in the Dallas-Fort Worth metropolitan area. We will continue to target all segments of the population , including, children, teenagers, and adults through our proposed website, , through radio, television, and print advertising as well as referrals. , word of mouth advertising from people enjoying frozen drinks at a gathering, at concession stand We also intend to gain visibility sthrough donating machines and drink products , as well as at local fund raising events where we hope to gain for additional exposure. through the donated use of our frozen drink machines. We believe that frozen drinks, whether alcoholic or non-alcoholic are a delight to people of all ages. We believe that frozen drink machines are a fun, affordable alternative to the familiar party beverages that are available such as soda pop and punch.  We Staff limitations believe ourhave hindered our ability to expand.  on ly limitation to expansion in the Dallas-Fort Worth metropolitan area is having sufficient staff available to travel and make deliveries as well as the exact area that can be covered through our advertising plans.

OUR GROWTH STRATEGY. While we attempt to diversify the Company We intend to acquire capital to allow us to develop our website, and over the next two years, purchase additional delivery trucks and frozen drink machines with carts. We also plan to obtain an inventory of various flavored concentrate mixes, cups, straws, napkins, and salt. We intend to reach our customers initially through advertisements such as business cards, flyers, newspaper ads, radio ads, television ads, and restroom wall ads in local eating and liquor establishments. These advertisements will provide our phone number and website. Our website is being designed to encourage potential customers to plan events, parties, and gatherings, with our frozen drink machines as the centerpiece of the event. We believe that through our products and service and our price competitiveness, that word-of-mouth will quickly become our main source of advertisement. Upon receipt of startup capital, our management intends to rent adequate space to house our offices, trucks, frozen drink rental machines, and product inventory. The rental space will be located in the Dallas-Fort Worth metropolitan area. We intent to put the Company be in a position to acquire our local competitors and companies that could potentially enhance our position in the marketplace. Our management also intends to expand into additional market areas, where there is no availability for frozen drink machine rentals.

In order to accomplish our goals, management will seek to hire additional staff. These positions will include a business manager, customer service representatives, a Webmaster, delivery associates, and maintenance personnel.

Our objective is to become a dominant provider of frozen drink machine rentals in the Dallas-Fort Worth area by providing unparalleled customer service. We intend to initiate growth throughout the Dallas-Fort Worth area by establishing more alliances with leading and local vendors and cultivating long-term customer relationships.

OUR COMPETITION. We are not the first frozen drink machine rental in the area, but believe that the demand is strong and that frozen drink machine rentals have grown dramatically throughout the nation. We face significant competition from existing providers of such equipment. There are currently numerous local and national corporate entities that we will be competing with us as well as smaller sole pproprietorships. We have not yet begun to compete but anticipate competing directly with other companies and businesses that have engaged in party equipment rentals for longer than we have, and who have established reputations and clientele. Since we intend to offer only one type of equipment, we may face difficulty competing with companies that offer a variety of party rental equipment, , such as tables, chairs, canopies, barbeques, gazebos, decorations and champagne fountains. We anticipate competing with companies that specialize in providing bartending equipment and services., and which may be able to better focus on offering frozen and alcoholic drink services. We intend to compete on the basis of the quality of our service, products, and equipment. We cannot guaranty that we will compete effectively with those competitors. Many of those competitors have greater financial and other resources, and more experience in negotiating and obtaining vendor contracts retail facilities, than we have, and may have pre-existing relationships with these vendors.

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

EMPLOYEES. As of December 31, 20045, we have two part-time employees who are also our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we expand our operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

FACILITIES. Our executive, administrative and operating offices are located at 7531 Aberdon Road, Dallas, Texas 75252.

ITEM 2.  DESCRIPTION OF PROPERTY.

---------------------------------

PROPERTY HELD BY US. As of December 31, 2004, we have no tangible or real property.

OUR FACILITIES. Our executive, administrative and operating office is located in the personal residence of Ken Graham, our president and one of our directors. The office space allocated for our executive, administrative and operating space includes a 12-foot by 12-foot room and related storage area.

We believe that our facilities for the short term are adequate for our needs and that additional suitable space will be available on acceptable terms as required. Specifically, we believe the office space is suitable for our current purposes of market research and business development. We do not own any real estate. Ken Graham, our president and director, currently provides office space to us at a rate of $1,400.00 per month on a month-to-month basis. We do not have a written lease or sublease agreement for the office facilities.

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

We are authorized to issue 85,000,000,000 shares of $.001 par value common stock. As of December 31, 2004, there were thirty-eight record holders of our common stock. On February 5, 2005; the Board of Directors voted to effectuate a 5,000 for 1 stock split of the Company’s issued and outstanding common stock, and there were 15,477,335,000 shares of our common stock issued and outstanding as a result (see accompanying Accountant’s notes and subsequent events). There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. In November 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 545,4672,727,335,000 (post split) shares of common stock held by our shareholders; there were no proceeds to us since this registration statement concerned only shares already outstanding. As of December 31, 2004, there were 61,908309,540,000 (post split) outstanding shares of our common stock which could be sold pursuant to Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144  also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDENDS. See Section 13 and Subsequent EventsNote 8 of the financial statements. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

STOCK OPTIONS. In October 2002, we adopted a stock option plan reserving an aggregate of 1,900,000 shares of common stock for issuance pursuant to the exercise of stock options granted to our employees and consultants. As of December 31, 20043 and December 31, 2002, there were no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

                                                     Number of Securities to        Weighted average of             Number of securities

                                                      be issued upon Exercise        exercise price of                    remaining available for

                                                      of outstanding options,          outstanding options,              future issuance under

                                                       warrants and rights                 warrants and rights           equity compensation plans

                                                                                                                                                 (Excluding securities

                                                                                                                                                   reflected in column a)

-------------------------------              ---------------------------        -------------------------            --------------------------------

Plan Category                                                a                                             b                                             c

-------------------------------              ---------------------------        -------------------------             -------------------------------

Equity compensation plans

approved by security holders                      N/A                                       N/A                            1,900,000 common shares

-------------------------------              ---------------------------        -------------------------             -----------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for other costs, and the  classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 20043.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $411306 as of December 31, 20043. We had no other assets as of that date, so that our total assets were $411306 as of December 31, 20043. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. As of December 31, 20043, we had current liabilities of $16,4521,375 which were represented by $9,000 in accounts payable and accrued expenses and $6,4522,375 due to related parties and current portion of long term debt of $10,000. We also had $42,825,000 in long-term debt to a related party as of December 31, 20043, making our total liabilities $59,25236,375.

Results of Operations.

Revenues. We had not realized any revenues for the period from October 1, 2002, our date of formation, through December 31, 2004. We hope to generate revenues when we begin to receive contracts from clients. Dependent upon the availability of operating capital, we intend to begin operations within twelve months. Our officers and directors have not committed to make any capital contributions to our operations.

OPERATING EXPENSES. For the year ended December 31, 2004, our total expenses were $47,4954, all of which were selling, general and administrative expenses. We also had $4,077 in interest expenses, so that our net loss for the year ended December 31, 2004 was $51,5712. This is in comparison to the year ended December 31, 2003, where we had $120,724 in selling, general and administrative expenses, and $2,000 in interest expense, making our net loss $122,724. Our expenses were lower for the year ended December 31, 2004 as compared to the year ended December 31, 2003 because during the most recent year, we incurred morethe expenses associated with becoming a public company.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of December 31, 2004, we have not generated any revenues. We intent to generate revenues in the next twelve months with through our current business while continuing to diversify the company through mergers acquisitions and joint ventures. As we develop additional business relationships, our opportunities to generate revenues could increase. To execute our business plan during the next twelve months, we must increase our marketing efforts and promote our services. We currently market our business primarily through referrals and those referrals will continue to comprise a majority of our business.

Any failure to market and promote our company will hinder our ability to generate revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

We have cash and cash equivalents of $411 as of December 31, 2004; a small increase from the previous year end. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implement our business plan and build a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and additional drink machines. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 7.  FINANCIAL STATEMENTS

------------------------------------------------

The financial statements required by Item 7 are presented in the following order:

International Debt Exchange Associates, Inc. (Formerly Delightfully Frozen Corp.)

(A Development Stage Company)

Financial Statements

As of December 31, 2004 and for the Years Ended

December 31, 2004 and 2003, and the Period From

October 1, 2002 (Inception) to December 31, 2004

Contents

Page                                                                                                                                                         9

Report of Independent Registered Public Accounting Firm

Financial Statements:

  Balance Sheet

                                                                                                                                        2

  Statements of Operations

                                                                                                                      3

  Statements of Stockholders’ Deficit

4

  Statements of Cash Flows

                                                                                                                   5 - 6

  Notes to Financial Statements

7 - 16

#

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

International Debt Exchange Associates, Inc

(Formerly Delightfully Frozen Corp.)

Dallas, Texas

We have audited the accompanying balance sheet of International Debt Exchange Associates, Inc. (formerly “Delightfully Frozen Corp.”) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2004 and the period from October 1, 2002 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and the period from October 1, 2002 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

April 7, 2005

1

International Debt Exchange Associates, Inc.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF DECEMBER 31, 2004

ASSETS

CURRENT ASSETS -

     Cash and cash equivalents                                                                               $          411

                                                                                                                               ---------------

               Total assets                                                                                            $          411

                                                                                                                                                                                            ===============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Short Term Debt-Officers-Stockholders                                                       $       10,000

     Due to related parties                                                                                               6,452

                                                                                                                               ---------------

               Total current liabilities                                                                                 16,452

LONG-TERM DEBT - OFFICERS-STOCKHOLDERS                                          42,800

                                                                                                                                ---------------

               Total liabilities                                                                                             59,252

                                                                                                                                 ---------------

COMMITMENTS AND CONTINGENCIES                                                                  -

STOCKHOLDERS' DEFICIT:

     Common stock, $0.001 par value, 85,000,000,000 shares

       authorized, 15,477,335,000 shares issued and outstanding                                  84,370

     Additional paid-in capital                                                                                       63,400

     Deferred compensation                                                    -

     Deficit accumulated during the development stage                                            (206,611)

                                                                                                                               ---------------

               Total stockholders' deficit                                                                          (58,841)

                                                                                                                               ---------------

               Total liabilities and stockholders' deficit                                                $                                               411

                                                                                                                           ===============

The accompanying notes form an integral part of these financial statements.

International Debt Exchange Associates, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                                                                               PERIOD FROM

                                                                                                                                                               OCTOBER 1, 2002

                                                        FOR THE YEAR ENDED         FOR THE YEAR ENDED        (INCEPTION) TO

                                                        DECEMBER 31, 2004                DECEMBER 31, 2003              DECEMBER 31, 2004

                                                   --------------------------------------------------------------------------------------------------------------

NET REVENUE                            $         -                                         $                -                           $                   -

COST OF REVENUE                              -                                                           -                                                 -

                                                   --------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                       -                                                           -                                                 -

SELLING, GENERAL AND

ADMINISTRATIVE EXPENSES          47,495                                              120,724                             200,160

                                                   -------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS

BEFORE OTHER EXPENSE

AND PROVISION FOR INCOME

 TAXES                                                 (47,495)                                              (120,724)                         (200,160)

OTHER EXPENSE -

     interest expense                                 (4,077)                                                   (2,000)                            (6,4512)

                                                   ------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION

FOR INCOME TAXES                        (51,5721)                                                (122,724)                         (206,611)

PROVISION FOR INCOME TAXES                   -                                                   -                                          -

                                                   -------                   --------- --------------------------------------------------------------------------------------------

NET LOSS                                           $            (51,5721)                                         (122,724)                         (206,611)

LOSS PER SHARE –

 BASIC AND DILUTED                    $               (0.00)                             $               (0.00)                $               (0.00)

                                                   -----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE

NUMBER OF SHARES -

  BASIC AND DILUTED                      15,477,335,000                                15,470,631,438                    15,300,338,846

                                                  ------------------------------------------------------------------------------------------------------------

The accompanying notes form an integral part of these financial statements.

International Debt Exchange Associates, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                                                                           DEFICIT

                                                                                                                                                           ACCUMULATED

                                                                                            ADDITIONAL                                      DURING THE                      TOTAL

                                              COMMON STOCK                 PAID-IN       DEFERRED                 DEVELOPMENT     STOCKHOLDERS'

                                            SHARES        AMOUNT          CAPITAL      COMPENSATION      STAGE                     EQUITY (DEFICIT)

                                       ---------------------------------------------------------------------------------------------------------------------------------------Balance at October 1, 2002       -          $         -            $         -         $          -                  $           -                  $         -

   (inception)

Issuance of founder

shares for

services at $0.001 per

share -

October 2002                 12,750,000,000  2,550                   -                      -                                -                         2,550

Issuance of shares for services

   at $0.15 per share -

   October 2002                1,875,000,000  56,250                 -                       -                                                        56,250

Deferred compensation             -                     -                    -               (42,188)                           -                      (42,188)

Sale of shares for cash at $0.15

per share –

 December 2002                 791,165,000   23,735                -                         -                              -                        23,735

Capital contribution for office

   space and salary expense                -           -                5,800                      -                              -                          5,800

Net loss                                              -           -                     -                         -                           (32,315)             (32,315)

                                       -------------------------------------------------------------------------------------------------------------------

Balance at

December 31, 2002       15,416,165,000 $ 82,.535     $    5,800       $    (42,188)               $      (32,315)         $    13,832

Sale of shares for cash at $0.15

   per share - February 2003    61,170,000   1,835               -                           -                                    -                   1,835

Capital contribution for office

   space and salary expense              -                 -              28,800                     -                                   -                  28,800

Amortization of deferred

   compensation                                -                 -                   -                       42,188                            -                  42,188

Net loss                                            -                 -                   -                              -                          (122,724)      (122,724)

                                       ---------------------------------------------------------------------------------------------------------------------

Balance at

December 31, 2003        15,477,335,000      $ 84,370  $    34,600           $          -                    $    (155,039)  $   (36,069)

---------------------------------------------------------------------------------------------------------------------------------------------------

Capital contribution for office

   space and salary expense              -                 -              28,800                         -                            -                  28,800

Net loss                                            -                 -                   -                              -                          (51,5721)      (51,5721)

                                       ---------------------------------------------------------------------------------------------------------------------

Balance at

December 31, 2003        15,477,335,000      $ 84,370  $    63,400           $          -                    $    (206,6110)  $ (58,8410)

---------------------------------------------------------------------------------------------------------------------------------------------------

International Debt Exchange Associates, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                                                                  PERIOD FROM

                                                                                                                                                  OCTOBER 1, 2002

                                                      FOR THE YEAR ENDED  FOR THE YEAR ENDED    (INCEPTION) TO

                                                      DECEMBER 31, 2004        DECEMBER 31, 2003           DECEMBER 31, 2004

                                                   -------------------------------------------------------------------------------------------------

Cash flows used for operating activies:

     Net loss                                      $            (51,5721)                 $             (122,724)        $            (206,6110)

                                                   -------------------------------------------------------------------------------------------------

     Adjustments to reconcile net loss to net

       cash used for operating activities:

        Issuance of common stock in exchange

          for services                                                 -                                                                              58,800

 Deferred compensation                                                                                 42,188                                -

        Non-cash additional paid-in-capital

          contributed                                             28,800                                   28,800                           63,400

     Increase (Decrease) in liabilities:

        Accounts payable and accrued

        expenses                                                   (9,000)                                     5,500                                903

        Due to related parties                                4,077                                       1,472                             5,549

                                                  --------------------------------------------------------------------------------------------------

           Total adjustments                                 23,877                                     77,960                         128,652

                                                 ---------------------------------------------------------------------------------------------------

  Net cash used for operating activities         (27,695)                                   (44,764)                        (77,959)

Cash flows provided by financing activities:

     Proceeds from issuance of long-term debt -

       officers/shareholders                                           27,800                               10,000                   52,800

     Issuance of common stock                                          -                                       1,835                   25,570

                                                  -------------------------------------------------------------------------------------------------------

           Net cash provided by financing

             activities                                                        27,800                               11,835                   78,370

                                                   ------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and

  cash equivalents                                                          105                                (32,929)                      411

Cash and cash equivalents, beginning                          306                                  33,235                        -                        -

                                                   ------------------------------------------------------------------------------- ----------------------

Cash and cash equivalents, ending                  $            411                 $                   306           $          411

                                                   ------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

     Interest paid                                                 $            -                      $                    -               $             -

                                                   ------------------------------------------------------------------------------------------------------

     Income taxes paid                                        $           -                      $                    -                $             -

                                                   -----------------------------------------------------------------------------------------------------

International Debt Exchange Associates, Inc.

STATEMENTS OF CASH FLOWS (CONTINUED)

(A DEVELOPMENT STAGE COMPANY)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

 An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President.  These fees were recorded as a contribution to capital.  For the year ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, the Company recognized office expense of $16,800, $16,800, and $37,800, respectively, and salary expense of $12,000, $12,000, and $27,000, respectively.

In October 2002, the Company issued 12,750,000,000 shares (post-split) of its common stock in exchange for services to incorporate the Company, totaling $2,550. The Founder Shares were valued at the par value of the Company's common stock, which represented its fair market value on the date of issuance.

In October 2002, 1,875,000,000 shares (post-split) of common stock were issued at $0.00003 per share in exchange for services rendered totaling of $56,250, which was the fair market value of the Company's common stock on the date of issuance.

The accompanying notes form an integral part of these financial statements.

(1)

Summary of Significant Accounting Policies:

Organization, Business and Presentation:

International Debt Exchange Associates, Inc (formerly Delightfully Frozen Corp.) (the “Company”) is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company was incorporated under the laws of the state of Texas on October 1, 2002.

The Company will provide a frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in Dallas, Texas area.  As of December 31, 2004, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

On February 2, 2005, the Company announced 5,000 for 1 stock split of the company’s issued and outstanding common stock which effectuated through a dividend of 5,000 shares for each share of common stock outstanding as of record date.  Accordingly, all prior share, per share, and common stock amounts in these financial statements have been restated to reflect the stock split.

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

Fair Value of Financial Instruments:

The Company's financial instruments consist of certain assets and liabilities whose carrying amounts approximate their fair value due to the highly liquid nature of these short-term instruments.  The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

Income Taxes:

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Segment Reporting:

Based on the Company’s integration and management strategies, the Company will operate in a single business segment.  For the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, no revenue has been earned and all operations are domestic.

Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee's exercise price.  When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options.  Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized.  Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

During the year ended December 31, 2004 and 2003 and the period from October 1, 2002 (inception) to December, 31, 2004, the Company did not grant any options to its employees.

Advertising Costs:

Advertising costs are expensed as incurred.  There were no advertising expenses for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004.

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of December 31, 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(1)

Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements:

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67" ("SFAS 152). The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged.  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.

The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 1532, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

 (2)

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As of December 31, 2004, the Company has not generated any revenue and has incurred an accumulated deficit totaling $206,6110 for the period from October 1, 2002 (inception) to December 31, 2004.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(3)

Related-Party Transactions:

Long-term debt – related party

In October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bears interest at the rate of 10% per annum, and matured in October 2004.   The maturity date of these two notes were extended to October 2006 by the note holders.

In June 2003, the Company entered into one note payable to a related party in the amount of $10,000, which bears interest at the rate of 10% per annum and matures in June 2005.

In January 2004, the Company entered into one note payable to a related party in the amount of $6,000, which bears interest at the rate of 10% per annum, and matures in January 2006.  In April 2004, the Company entered into two notes payable to a related party totaling $12,800, which bear interest at the rate of 10% per annum, and mature in April 2006.  In July 2004, the Company entered into one note payable to a related party in the amount of $4,000, which bears interest at the rate of 10% per annum, and matures in July 2006.  During November 2004, the Company entered into two notes payable to a related party totaling $5,000, which bear interest at the rate of 10% per annum, and mature in November 2006.

The Company has incurred interest totaling $4,077, $2,000, and $6,452 relating to these notes for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, respectively.

Office expenses

An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended 2004 and 2003 and, the period from October 1, 2002 (inception) to December 31, 2004 were $16,800, $16,800 and $37,800, respectively.

Executive compensation

The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $12,000, $12,000, and $27,000 have been recognized for services provided by the officer for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, respectively, with an offset to additional paid-in capital.

(4)

Income Taxes:

The components of the provision for income taxes were as follows:

Current tax expense

  U.S. federal

$

-

  State and local

-

          Total current

-

Deferred tax expense

  U.S. federal

-

  State and local

-

          Total deferred

-

          Total tax provision

$

      -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate

34.0%

Deferred Tax Charge (Credit)

-

Effect of Valuation Allowance

(34.0)%

State Income Tax, net of Federal Benefit

-

Effective Income Tax Rate

-

As of December 31, 2004, the Company had net carryforward losses of approximately $207,000.  Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the deferred tax assets benefit for the loss carryforward has been established.  The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities were as follows:

Deferred tax assets

Loss carryforwards

                                           $

70,000

Less valuation allowance

(70,000)

Net deferred tax assets

$

-

Valuation allowance increased by $17,000 during 2004.  Net operating loss carryforwards begins to expire beginning 2023.

(5)

Consulting Agreements:

During October 2002, the Company entered into three consulting agreements. The Company issued 1,875,000,000 shares (post-split) of its common stock valued at $56,250, which represented its fair market value on the date of issuance. During the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, the Company recognized $0, $42,188, and $56,250, respectively, under these consulting agreements.

(6)

Stockholders’ Deficit:

In October 2002, the Company issued 12,750,000,000 (post-split) shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $2,550, which represented its fair market value on the date of issuance.

In October 2002, the Company issued 1,875,000,000 (post-split) shares of its common stock pursuant to three consulting agreements as described in Note 5.  The shares were valued at $0.00003 per share (post-split) with a total valuation of $56,250, which represented its fair market value on the date of issuance.

In December 2002, the Company sold 791,165,000 (post-split) shares of its common stock for $23,735 to certain private investors. The shares were valued at $0.00003 per share (post-split), which represented its fair market value on the date of issuance.

In February 2003, the Company sold 61,170,000 (post-split) shares of its common stock for $1,835 to certain private investors.  The shares were valued at $0.00003 per share (post-split), which represented its fair market value on the date of issuance.

(7)

Stock Options:

Stock Option Plan

During October 2002, the Company adopted a Stock Option Plan (the “Plan”) initially reserving an aggregate of 9,500,000,000 shares (post-split) of the Company’s common stock (the “Available Shares”) for issuance pursuant to the exercise of stock options (“Options”), which may be granted to employees and consultants to the Company.

The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options.  Consultants may receive only non-qualified stock options.  The maximum term of the stock options are five years and generally vest proportionately throughout the term of the option.

During the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, the Company did not grant any stock options.

(8)

Subsequent Events:

Effective on January 25, 2005, the Company changed the name to “International Debt Exchange Associates, Inc.” According to this name change, the trading symbol was changed to “IDBX.OB”.The Company also  increased the number of the authorized no par value shares of common stock. The number of the authorized no part value share of common stock was increased to 85,000,000,000 shares.

On February 2, 2005, the Company announced 5,000 for 1 stock split of the company’s issued and outstanding common stock which effectuated through a dividend of 5,000 shares for each share of common stock outstanding as of record date. The dividend was paid on February 15, 2005 for shareholders of record on February 11, 2005.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

---------------------------------------------------------------------

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

=============== =============== ===============================================

NAME                 AGE        POSITION

--------------- --------------- -----------------------------------------------

Ken Graham            5049        president, treasurer and a director

--------------- --------------- -----------------------------------------------

Linda Graham          501        vice president, secretary and a director

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

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ended

December 31, 2004 and 2003. Our Board of Directors and a majority of shareholders entitled to vote adopted a stock option plan which, if options are issued to our executive officers, could result in additional compensation.

Name and Principal Position                            Year      Annual       Bonus ($)         Other Annual                All Other

                                                                                        Salary ($)                           Compensation ($)         Compensation

Ken Graham - president, treasurer                  2004        123,000         None                None                               None$1,275(1)

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

                                                                         2003       12,000         None                None                                None

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

Linda Graham - vice president, secretary        2004        None          None                None                              $1,275 (1)

- None

------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

                                                                         2003        None          None                None                                None

(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of December 31, 20043 our officers have received no compensation for their services provided to us, other than as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Ken Graham although we do not currently know the terms of that employment agreement.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 20043, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class  Name and Address of Beneficial     Amount and Nature of Beneficial Owner     Percent of Class

                        Owner

--------------------- --------------------------------- ----------------------------------------- -------------------

Common Stock          Ken Graham                                                                                                   41.2%

                                   7531 Aberdon Road                            6,375,000,000 shares (post split) 1,275,000 shares

                                   Dallas, TX 75252                                 president, treasurer, director

--------------------- --------------------------------- ----------------------------------------- -------------------

Common Stock          Linda Graham

                                   7531 Aberdon Road                             6,375,000,000 shares (post split)1,275,000 shares

                                   Dallas, TX 75252                              vice president, secretary, director                          41.2%

Common Stock          All directors and named                                                                                82.4%

                                   executive officers as a group               2,550,00012,750,000,000  shares(1)

(1)      As Mr. and Mrs. Graham are married,  they own, in the aggregate12,750,000,000 shares,  2,550,000  shares of our common stock or 82.4% of the total issued and outstanding stock.

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

In October 2002, the Company entered into two notes payable to a related party totaling $15,000, which bears interest at the rate of 10% per annum, and matured in October 2004.   The maturity date of these two notes were extended to October 2006 by the note holders.

In June 2003, the Company entered into one note payable to a related party in the amount of $10,000, which bears interest at the rate of 10% per annum and matures in June 2005.

In January 2004, the Company entered into one note payable to a related party in the amount of $6,000, which bears interest at the rate of 10% per annum, and matures in January 2006.  In April 2004, the Company entered into two notes payable to a related party totaling $12,800, which bear interest at the rate of 10% per annum, and mature in April 2006.  In July 2004, the Company entered into one note payable to a related party in the amount of $4,000, which bears interest at the rate of 10% per annum, and matures in July 2006.  During November 2004, the Company entered into two notes payable to a related party totaling $5,000, which bear interest at the rate of 10% per annum, and mature in November 2006.

The Company has incurred interest totaling $4,077, $2,000, and $6,452 relating to these notes for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, respectively.

An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended 2004 and 2003 and, the period from October 1, 2002 (inception) to December 31, 2004 were $16,800, $16,800 and $37,800, respectively.

The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $12,000, $12,000, and $27,000 have been recognized for services provided by the officer for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, respectively, with an offset to additional paid-in capital.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB. However, the Company filed  3 reports on form 8K and 8K/A for the following subsequent events.

On February 3, 2005, a Form 8K was filed to report that on January 25, 2005, the Board of Directors  approved an amendment to its Articles of Incorporation  changing the Company’s name from Delightfully Frozen Corp., to International Debt Exchange Associates, Inc. and (2) amending Article 4 of the Company’s Articles of Incorporation increasing the authorized no par value shares of common stock from 70,000,000 (seventy million) to 85,000,000,000 (eighty-five billion) shares. These actions were also approved by unanimous vote of the Company’s shareholders on January 25, 2005. The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Texas Secretary of State on January 26, 2005. The Registrant anticipates changes to its CUSIP number and trading symbol, which are currently 247008-10-5 and DLFZ, respectively

On February 15, 2005, a Form 8K was filed  to report that on February 2, 2005 the Board of Directors approved a 5,000 for 1 stock split of the Company’s issued and outstanding common stock which shall be effectuated through a dividend of 5,000 shares for each share of common stock outstanding as of record date. The Company’s intent of the stock split is to increase the marketability and liquidity of its common stock and hopefully increase the value of its common stock. The dividend will be payable on February 15, 2005 for shareholders of record on February 11, 2005. After the split, the total number of the Company’s issued and outstanding shares of common stock will be 14,477,335,000 shares. The par value Company’s common stock has been changed to no par value. Fractional shares will be rounded upward. This action was facilitated by a recent change to the Company’s Articles of Incorporation, increasing the Company’s authorized stock to 85,000,000,000 shares of common stock, which was given effect on January 26, 2005 by filing a certificate of amendment with the Texas Secretary of State.

In conjunction with the Company’s recent name change, its new symbol is IDBX and new Cusip # is 45939A 10 8, with an effective date of February 15, 2005.

On April 11, 2005, an 8K/A was filed correcting the reported amount of the total number of issued and outstanding shares of the Company’s common stock as 15,477,335,000 shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $15,8636,250 and $16,250, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES. For the fiscal years ended December 31, 2004 and December 31, 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dallas, Texas, on April 8, 200415, 2005.

                                        International Debt Exchange Associates, Inc.

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

By:      /s/ Ken Graham                                       April 15, 2005

         --------------------------------------------

         Ken Graham

Its:     principal executive officer

         President, Treasurer, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the

Company

I, Ken Graham, certify that:

1. I have reviewed this annual report on Form 10-KSB of International Debt Exchange Associates, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect,

         the small business issuer's internal control over financial reporting;

         and

5. The small business issuer's other certifying officer(s) and I have disclosed,

based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;

         and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 15, 2005

/s/ Ken Graham

-----------------------

Ken Graham

Chief Executive Officer and Chief Financial Officer

Exhibit 32

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Debt Exchange Associates, Inc.        a Texas corporation (the "Company") on Form 10-KSB for the year ending December 31,

20043, as filed with the Securities and Exchange Commission on the date hereof

(the "Report"), Ken Graham, Chief Executive Officer and Chief Financial Officer

of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C.

ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002,

that:

         (1)      The Report fully complies with the requirements of Section

                  13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to International Debt Exchange Associates, Inc., and will be retained by International Debt Exchange Associates, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Ken Graham

--------------------------

Ken Graham

Chief Executive Officer and Chief Financial Officer

April 15, 2005

#