Form 10KSB/A
period 2004-12-31
DELIGHTFULLY FROZEN CORP
filed 2005-04-20
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2004

-----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934     For the transition period from                 to

---------------    --------------

Commission File Number: 000-50431

International Debt Exchange Associates, Inc .

-------------------------

(Exact name of small business issuer as specified in its charter)

Texas                                  5813                           3275-00349263016844

-----                                  ----                           ----------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this  form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 159, 2005, approximately $109,093.

As of April 159, 2005, there were 15,477,335,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

(  )   Yes         ( X )   No

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

--------------------------------

OUR BUSINESS. Originally formed to be a frozen drink machine rental service, we intended to specialize in renting frozen drink machines for social functions and fund raising events, as well as any other type of occasion. Our operations are to begin in the Dallas-Fort Worth, Texas area. The beverage concentrate we use has natural flavorings and few preservatives. We believe this makes the concentrate superior, both in quality and taste, to the other brands on the market. We believe that we can provide a quality concentrate superior to that found at grocery and convenience stores, which also offer frozen drinks. These frozen beverages are enjoyable with or without alcohol; however, if the customers choose to have alcohol in the drinks, they must purchase it from an outside source, and add it themselves.

After this reporting period, the Company changed its name to International Debt Exchange Associates, Inc. (See subsequent events).  We intend to become a diverse company through mergers and acquisitions of not only similar operations to ours as well as other businesses and still maintain our current business as a frozen drink machine rental service.  No acquisitions or letters of intent have been made as of this report.

The frozen drink machine delivery includes: 100 ten-ounce, cups, straws, napkins, and other items required for various types of frozen beverages. We also intend to make available a custom cart for ease of delivery and minimizing the chance of any furniture or carpet damage. The cart has a deep tray which will help contain spills to further reduce furniture or carpet damage. We also propose to arrange for pickup of the rental unit, typically the next morning, which would be included in the rental cost, and will be performed at a time convenient for the customer. The Customer will sign a rental contract which will include a release of liability for any issues which may arise while the frozen drink machine is in the possession of the renter. Our business is still in the first stage of its development, therefore our primary focus is continuing to implement our business model and meet our operating objectives.

OUR BACKGROUND. We were incorporated in Texas on October 1, 2002.

OUR BUSINESS. Originally formed to be a frozen drink machine rental service, we intended to specialize in renting frozen drink machines for social functions and fund raising events, as well as any other type of occasion. Our operations are to begin in the Dallas-Fort Worth, Texas area. The beverage concentrate we use has natural flavorings and few preservatives. We believe this makes the concentrate superior, both in quality and taste, to the other brands on the market. We believe that we can provide a quality concentrate superior to that found at grocery and convenience stores, which also offer frozen drinks. These frozen beverages are enjoyable with or without alcohol; however, if the customers choose to have alcohol in the drinks, they must purchase it from an outside source, and add it themselves.

After this reporting period, the Company changed its name to International Debt Exchange Associates, Inc. (See subsequent events).  We intend to become a diverse company through mergers and acquisitions and still maintain our current business as a frozen drink machine rental service.  No acquisitions or letters of intent have been made as of this report.

The frozen drink machine delivery includes: 100 ten-ounce, cups, straws, napkins, and other items required for various types of frozen beverages. We also intend to make available a custom cart for ease of delivery and minimizing the chance of any furniture or carpet damage. The cart has a deep tray which will help contain spills to further reduce furniture or carpet damage. We also propose to arrange for pickup of the rental unit, typically the next morning, which would be included in the rental cost, and will be performed at a time convenient for the customer. The Customer will sign a rental contract which will include a release of liability for any issues which may arise while the frozen drink machine is in the possession of the renter.

Our business is still in the first stage of its development, therefore our primary focus is continuing to implement our business model and meet our operating objectives.

 OUR WEBSITE. We also intendare continuing to develop a website at delightfullyfrozen.com to allow website visitors to view our frozen drink machines and drink products, as well as obtain rental pricing information. Our website is currentlystill under construction. Customers will also be able to contact us through the site to ask questions. Also available on the site will be party and gathering themes, plans, and ideas geared towards encouraging potential customers to rent our frozen drink machines, and buy our drink products.

OUR TARGET MARKETS AND MARKETING STRATEGY. Our primary target market will consist of individuals orare consumers and businesses in the Dallas-Fort Worth metropolitan area. We will continue to target all segments of the population through our proposed website, through radio, television, and print advertising as well as referrals.  We also intend to gain visibility through donating machines and drink products at local fund raising events for additional exposure. Staff limitations have hindered our ability to expand.

Our objective is to become a dominant provider of frozen drink machine rentals in the Dallas-Fort Worth area by providing unparalleled customer service. We intend to initiate growth throughout the Dallas-Fort Worth area by establishing more alliances with leading and local vendors and cultivating long-term customer relationships.

OUR COMPETITION. We face significant competition from existing providers of such equipment. There are currently numerous local and national corporate entities that we will be competing with us as well as smaller sole proprietorships. We have not yet begun to compete but anticipate competing directly with other companies and businesses that have engaged in party equipment rentals for longer than we have, and who have established reputations and clientele. Since we intend to offer only one type of equipment, we may face difficulty competing with companies that offer a variety of party rental equipment, bartending equipment and services. We intend to compete on the basis of the quality of our service, products, and equipment. We cannot guarantee that we will compete effectively with those competitors. Many of those competitors have greater financial and other resources, and more experience in negotiating and obtaining vendor contracts retail facilities, than we have, and may have pre-existing relationships with these vendors.

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we comply with the requirements for any licenses or approval to pursue our business plan. We have obtained our Sales and Use Tax Permit from the Texas Comptroller of Public Accountants. We do not provide food or alcoholic beverages but if we expand our services offerings we may be subject to laws and regulations regarding food and alcohol and required to obtain a Caterer's Permit, Mixed Beverage Permit, Minibar Permit, and/or a Temporary Food Establish Permit. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with any federal, state, or local regulations.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

INTELLECTUAL PROPERTY. We do not presently own any patents, copyrights, licenses, concessions or royalties.

EMPLOYEES. As of December 31, 2004, we have two part-time employees who are also our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we expand our operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

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

The Company's common stock trades on the OTC Bulletin Board under the symbol "IDBX." Prior to January 2005, the Company has no trading history. As of this report, the closing bid price for the common stock as of the last transaction made was $3.00 per share on February 10, 2005. Because the common stock trades on the OTC Bulletin Board, stock price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and they may not necessarily represent actual transactions.

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

We are authorized to issue 85,000,000,000 shares of $.001 par value common stock. As of December 31, 2004, there were thirty-eight record holders of our common stock. On February 5, 2005; the Board of Directors voted to effectuate a 5,000 for 1 stock split of the Company’s issued and outstanding common stock, and there were 15,477,335,000 shares of our common stock issued and outstanding as a result (see accompanying Accountant’s notes and subsequent events). There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. In November 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 2,727,335,000 (post split) shares of common stock held by our shareholders; there were no proceeds to us since this registration statement concerned only shares already outstanding. As of December 31, 2004, there were 309,540,000 (post split) outstanding shares of our common stock which could be sold pursuant to Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDENDS. See Section 13 and Note 8 of the financial statements. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

STOCK OPTIONS. In October 2002, we adopted a stock option plan reserving an aggregate of 1,900,000 shares of common stock for issuance pursuant to the exercise of stock options granted to our employees and consultants. As of December 31, 2004, there were no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN

OF OPERATION.

-----------------------------------------------------------------------------

Theis following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for other costs, and the  classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $411 as of December 31, 2004. We had no other assets as of that date, so that our total assets were $411 as of December 31, 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. As of December 31, 2004, we had current liabilities of $16,452 which were represented by $6,452 due to related parties and current portion of long term debt of $10,000. We also had $42,800 in long-term debt to a related party as of December 31, 2004, making our total liabilities $59,252.

Results of Operations.

Revenues. We haved not realized any revenues for the period from October 1, 2002, our date of formation, through December 31, 2004. We hope to generate revenues when we begin to receive contracts from clients. Dependent upon the availability of operating capital, we intend to begin operations within twelve months. Our officers and directors have not committed to make any capital contributions to our operations.

OPERATING EXPENSES. For the year ended December 31, 2004, our total expenses were $47,495, all of which were selling, general and administrative expenses. We also had $4,077 in interest expenses, so that our net loss for the year ended December 31, 2004 was $51,572. This is in comparison to the year ended December 31, 2003, where we had $120,724 in selling, general and administrative expenses, and $2,000 in interest expense, making our net loss $122,724. Our expenses were lower for the year ended December 31, 2004 as compared to the year ended December 31, 2003 because during the most recent year2003, we incurred more expenses associated with becoming a public company.

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

#

ITEM 7.  FINANCIAL STATEMENTS

------------------------------

The financial statements required by Item 7 are presented in the following order:

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A Development Stage Company)

Financial Statements

As of December 31, 2004 and for the Years Ended

December 31, 2004 and 2003, and the Period From

October 1, 2002 (Inception) to December 31, 2004

Contents

Page                                                                                                                                                         8

Report of Independent Registered Public Accounting Firm

                                                            10

Financial Statements:

  Balance Sheet

                                                                                                                                        112

  Statements of Operations

                                                                                                                      123

  Statements of Stockholders’ Deficit

134

  Statements of Cash Flows

                                                                                                                   14 5 - 156

  Notes to Financial Statements

 167 - 2216

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

#

10

1

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

NET LOSS                                           $            (51,5721)                                          $         (122,724)                         )              $        (206,611)

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

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

PERIOD FROM INCEPTION (OCTOBER 1, 2002 (INCEPTION)) TO DECEMBER 31, 2004

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

   (inception)

Issuance of founder

shares for services

services at $0.001 per share -

share -

October 2002                 12,750,000,000  2,550                           -                        -                                -                                         -                             2,550

Issuance of shares for services

   at $0.15 per share -

   October 2002                1,875,000,000  56,250                         -                       -                                         -                            56,250

Deferred compensation             -                     -                           -                  (42,188)                                   -                          (42,188)

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

                                       ---------------------------------------------------------------------------------------------------------------------------------------

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

                                       --------------------------------------------------------------------------------------------------------------------------------------

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

                                       --------------------------------------------------------------------------------------------------------------------------------------

Balance at

December 31, 2003        15,477,335,000      $ 84,370  $    63,400           $          -                    $    (206,6110)                         $ (58,8410)

-------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

Cash flows used for operating activities:

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

                                                   ------------------------------------------------------------------------------- ----------------------

Cash and cash equivalents, ending                   $            411                 $               $         306                 $          411

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

(Formerly Delightfully Frozen Corp.)

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

##

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

##

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

##

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004,AND 2003, AND

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

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004,AND 2003, AND

THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION)

TO DECEMBER 31, 2004

(1)

Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements, Continued:

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

##

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004,AND 2003, AND

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

The Company has incurred interest totaling $4,077, $2,000, and $6,4512 relating to these notes for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, respectively.

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

Office expense and executive compensation totaling $28,800 was charged to contribution to capital in the accompanying statements of stockholders’ deficit.

(4)

Income Taxes:

The components of the provision for income taxes were as follows:

Current tax expense

  U.S. federal

$

-

  State and local

-

          Total current

-

Deferred tax expense

  U.S. federal

-

  State and local

-

          Total deferred

-

          Total tax provision

$

      -

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004,AND 2003, AND

THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION)

TO DECEMBER 31, 2004

(4)

Income Taxes, Continued:

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

##

International Debt Exchange Associates, Inc.

(Formerly Delightfully Frozen Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2004,AND 2003, AND

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

##

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

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

=============== =============== ===============================================

KEN GRAHAM. Ken Graham has been our President, Treasurer and one of our directors since our inception. From December 2003 to present, Ken has operated a home-based cosmetics business. From January 2003 to November 2003, Mr. Graham worked for London American Specialist, Inc., as an insurance underwriter, as an insurance underwriter/broker. Since 1989, Mr. Graham had been a senior field insurance underwriter for Atlantic Mutual in Dallas, Texas. He is a member of the Dallas chapter of the Chartered Property Casualty Underwriters (CPCU), and earned its professional commercial insurance designation in 1992. In this position, Mr. Graham was responsible for the marketing and underwriting of industrial and wholesale insurance customers, and in that capacity, negotiated and evaluated detailed insurance contracts. From 1973 to 1977, Mr. Graham worked as a construction equipment rental manager with Safeway Scaffolds in Wichita Falls, Texas, where his duties included job bidding, purchases of large equipment, record keeping, and sales. Mr. Graham earned a Bachelor's degree in Business Administration from Midwestern State University in 1977. Mr. Graham is not an officer or director of any other reporting company.

LINDA GRAHAM. Linda Graham has been our Vice President, Secretary and one of our directors since our inception. Ms. Graham currently devotes 20 - 30 hours per week to our operations and management. Form January 2004 to present, Linda has been the Office Manager for TES Energy Services L.P., an alternative energy billing service in Dallas, Texas. From 1996 until 2003, Ms. Graham was the administrative assistant to the director of manufacturing at ST Microelectronics, Inc., a semiconductor manufacturing firm. She also served as the president of the employee association for that company. In 1978, Ms. Graham began working for General Operating Co., which was primarily engaged in managing oil wells for outside investors, including its own wells. Specifically, General Operating Co. would hire sub-contractors to perform a variety of oil well maintenance ranging from yard maintenance to well maintenance. Furthermore, General Operating Co. would arrange for the completion of all necessary railroad commission files, and revenue collection related to the sale of oil and gas products. Ms. Graham was promoted to Office Manager in 1980, and performed a number of duties, including managing leases, and ensuring corporate compliance with specialized accounting rules and government regulations involving the petroleum industry. Ms. Graham traveled extensively throughout the southwestern United States on behalf of General Operating Co. and she became a licensed pilot In order to fly the company's private aircraft in connection with her business travel plans. Ms. Graham ended her employment with General Operating Co. in April 1995. Ms. Graham earned her Bachelor's degree in Business Administration in 1989 from Midwestern State University. Ms. Graham is not an officer or director of any reporting other company.

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

KEN GRAHAM. Ken Graham has been our President, Treasurer and one of our directors since our inception. Mr. Graham currently devotes 20 - 30 hours per week to our operations and management. In 2003, Mr. Graham began working for London American Specialist, Inc., an insurance underwriter, as an insurance underwriter/broker. Since 1989, Mr. Graham has been a senior field insurance underwriter for Atlantic Mutual in Dallas, Texas. He is a member of the Dallas chapter of the Chartered Property Casualty Underwriters (CPCU), and earned its professional commercial insurance designation in 1992. In this position, Mr. Graham is responsible for the marketing and underwriting of industrial and wholesale insurance customers, and in that capacity, negotiates and evaluates detailed insurance contracts. From 1973 to 1977, Mr. Graham worked as a construction equipment rental manager with Safeway Scaffolds in Wichita Falls,

Texas, where his duties included job bidding, purchases of large equipment, record keeping, and sales. Mr. Graham earned a Bachelor's degree in Business Administration from Midwestern State University in 1977. Mr. Graham is not an officer or director of any other reporting companies besides International Debt Exchange Associates, Inc.

y.

LINDA GRAHAM. Linda Graham has been our Vice President, Secretary and one of our directors since our inception. Ms. Graham currently devotes 20 - 30 hours per week to our operations and management. From 1996 until 2003, Ms. Graham was the administrative assistant to the director of manufacturing at ST Microelectronics, Inc., a semiconductor manufacturing firm. She also serves as the president of the employee association for that company. In 1978, Ms. Graham began working for General Operating Co., which was primarily engaged in managing oil wells for outside investors, including its own wells. Specifically, General Operating Co. would hire sub-contractors to perform a variety of oil well maintenance ranging from yard maintenance to well maintenance. Furthermore, General Operating Co. would arrange for the completion of all necessary railroad commission files, and revenue collection related to the sale of oil and gas products. Ms. Graham was promoted to Office Manager in 1980, and performed a number of duties, including managing leases, and ensuring corporate compliance with specialized accounting rules and government regulations involving the petroleum industry. Ms. Graham traveled extensively throughout the southwestern United States on behalf of General Operating Co. and she became a licensed pilot In order to fly the company's private aircraft in connection with her business travel plans. Ms. Graham ended her employment with General Operating Co. in April 1995. Ms.  Graham earned her Bachelor's degree in Business Administration in 1989 from Midwestern State University. Ms. Graham is not an officer or director of any other reporting companiesy besides International Debt Exchange Associates, Inc.

.

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

The Company has incurred interest totaling $4,077, $2,000, and $6,451 relating to these notes for the years ended December 31, 2004 and 2003, and the period from October 1, 2002 (inception) to December 31, 2004, respectively.

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

##

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dallas, Texas, on April 8, 2004159, 2005.

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

By:      /s/ Ken Graham                                       April 195, 2005

         --------------------------------------------

         Ken Graham

Its:     principal executive officer

         President, Treasurer, director

##

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

April 15, 20054

##