Form 10QSB
period 2005-03-31
DELIGHTFULLY FROZEN CORP
filed 2005-06-27
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                    to

------------------    -------------------

Commission File Number: 000-50431

International Debt Exchange Associates, Inc.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2005 there were 15,477,335,000  shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DELIGHTFULLY FROZEN CORP.

                            (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED BALANCE SHEETS

                                       ASSETS

                                                                                                                March 31, 2005

                                                                                                                (UNAUDITED)

Current assets -

    Cash and cash equivalents                                                                            $ 8,213

    Prepaid expense                                                                                               4,750

              Total assets                                                                                        $12,963

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Accrued expenses                                                                                       $  19,954

    Short-term debt - officers-stockholders                                                             -

    Deposits from customer                                                                                    5,000

    Due to related parties                                                                                        7,847

              Total current liabilities                                                                          48,800

Long-term debt - officers-stockholders                                                               64,800

              Total liabilities                                                                                       97,600

Stockholders' deficit:

    Common stock, $0.001 par value, 85,000,000,000 shares

    authorized; 3,095,467 shares issued and outstanding

    Additional paid-in capital                                                                                    -

                               Deficit accumulated during the development stage                                        (239,607)

              Total stockholders' deficit                                                                     (84,637)

              Total liabilities and stockholder’s deficit                                           $  12,963

    The accompanying notes form an integral part of these condensed financial statements

DELIGHTFULLY FROZEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                                                                                                                               For the period

                                                                                                                    For the three     For the three         from October 1,

                                                                                                                   months ended      months ended       2002(inception)

                                                                                                               March 31, 2005    March 31, 2004     to March 31, 2005

Net revenue                                                                                                          $       -                     $      -                  $      -

Cost of revenue                                                                                                             -                             -                           -

Gross profit                                                                                                                   -                             -                           -

Selling, general and administrative

expenses                                                                                                                   31,602                   10,606                   231,761

Loss from operations before other expense

  and provision for income taxes                                                                              (31,602)                (31,602)                (31,602)

Other expense -

    interest expense                                                                                                      (1,385)                     (775)                  (7,846)

Loss before provision for income taxes                                                                    (32,997)                 (11,381)             (239,607)

Provision for income taxes                                                                                              -                            -                           -

Net loss                                                                                                                  $   (13,871)           $    (25,247)         $   (37,229)

Loss per share - basic and diluted                                                                          $     -                     $      (0.00)           $     (0.00)

Weighted average number of shares -

  basic and diluted                                                                                                 15,477,335,000     15,477,335,000   15,477,335,000

   The accompanying notes form an integral part of these condensed financial statements

                            DELIGHTFULLY FROZEN CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

			For the period
	For the three	For the three	from October 1, 2002
	months ended	months ended	(inception) to
	March 31, 2005	March 31, 2004	March 31, 2005

Cash flows from operating activities:
Net loss	$ (32,997)	$ (11,381)	$ (239,607)

Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock in exchange
for services	-	-	58,800
Non-cash additional paid-in-capital
contributed	7,200	7,200	70,600

Increase in assets:
Prepaid expenses	(4,750)	-	(4,750)

Increase in liabilities:
Accounts payable and accrued expenses	19,954	204	20,856
Deposit from customer	5,000	-	5,000
Due to related parties	1,395	775	6,944

Total adjustments	28,798	8,179	157,449

Net cash used in operating activities	(4,198)	(3,202)	(82,157)

Cash flows from financing activities:
Proceeds from issuance of long-term debt -
officers/shareholders	12,000	6,000	64,800
Issuance of common stock	-	-	25,570

Net cash provided by financing
activities	12,000	6,000	90,370

Net increase in cash and
cash equivalents	7,802	2,798	8,213

Cash and cash equivalents, beginning	411	306	-

Cash and cash equivalents, ending	$ 8,213	$ 3,104	$ 8,213

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

     The accompanying notes form an integral part of these condensed financial statements

                            1.   ORGANIZATIONS AND DESCRIPTION OF BUSINESS

International Debt Exchange Associates, Inc. (formerly, Delightfully Frozen Corp.) (the "Company") is a Texas corporation, incorporated on October 1, 2002. The Company is currently a development stage enterprise. The Company filed a certificate of amendment of articles of incorporation to change its name to International Debt Exchange Associates, Inc. on January 25, 2005.

The Company will provide frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in the area of Dallas, Texas. As of March 31, 2005, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on for the year ended December 31, 2004.  The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Segment Reporting

During the periods ended March 31, 2005 and 2004, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. . The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Deposits from customers

Deposits from customers represent amounts received from customers against future sales of service since the Company recognizes revenue upon delivery of service. These deposits are applied to the invoices when the service is provided to the customers. The balance at March 31, 2005 was $4,750.

Using Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. Through March 31, 2005, the Company has not granted any option for its stock.

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

3.   GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $239,607. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   RELATED-PARTY TRANSACTIONS

Long-term debt – related party

The Company has notes payable to related parties (officers of the Company) on March 31, 2005 as per follows:

Current:

Unsecured note, interest rate 10%, due in June 2005                                     $ 10,000

Unsecured note, interest rate 10%, due in January 2006                                  $6,000

                                                                                                               ---------------

                                                                                                                     $ 16,000

                                                                                                               =========

Long-term:

Unsecured note, interest rate 10%, due in April 2006                                      6,400

Unsecured note, interest rate 10%, due in April 2006                                      6,400

Unsecured note, interest rate 10%, due in July 2006                                       4,000

Unsecured note, interest rate 10%, due in October 2006                               10,000

Unsecured note, interest rate 10%, due in October 2006                                 5,000

Unsecured note, interest rate 10%, due in November 2006                             4,000

Unsecured note, interest rate 10%, due in November 2006                             1,000

Unsecured note, interest rate 10%, due in February 2007                               2,000

Unsecured note, interest rate 10%, due in March 2007                                 10,000

                                                                                                              ---------------

                                                                                                                    $ 48,800

                                                                                                              =========

Interest accrued on these notes for the period ended March 31, 2005 and March 31, 2004 was $1,395 and $775, respectively. Interest accrued on these notes the period from October 1, 2002 (inception) to March 31, 2005 was $7, 847

Office expense

An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2005 and 2004, and the period from October 1, 2002 (inception) to March 31, 2005 was $4,200, $4,200, and $40,600, respectively.

Executive Compensation

The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $3,000, $3,000, and $30,000, respectively, has been recognized for services provided by the officer for the three months ended March 31, 2005 and 2004, and the period from October 1, 2002 (inception) to March 31, 2005 with an offset to additional paid-in capital.

5.   STOCKHOLDERS' DEFICIT

Common Stock:

On January 25, 2005, the Company increased the number of the authorized no par value shares of common stock from 70,000,000 to 85,000,000,000 shares.

On February 2, 2005, the Company announced 5,000 for 1 stock split of the company’s issued and outstanding common stock which effectuated through a dividend of 5,000 shares for each share of common stock outstanding as of record date. The dividend was paid on February 15, 2005 for shareholders of record on February 11, 2005. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

The company has no stock, options or warrants issuance in the three month periods ended March 31, 2005 and 2004.

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

FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED

ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY

THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED

IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE

ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

We are a development stage company originally intended to be a frozen drink machine rental service. At the end of the last reporting period we changed the company name to reflect a new direction for the company. While still maintaining our core business of our machine rentals, it is our intention to increase the company’s size and earning potential through mergers, joint venture, acquisitions and mergers with similar businesses to gain a greater foothold in the marketplace. Possible acquisition or merger candidates to be identified will be competitors, suppliers and other similar businesses that would help strengthen the company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $8,213 and $4,750 in prepaid expenses as of March 31, 2005. We had no other assets as of that date, our total assets were $12,963 as of March 31, 2005. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of March 31, 2005, we had current liabilities of $97,600 which were represented by $16,000 in short term debt to officers and stockholders and $7,847 due to related parties. We also had $48,800 in long-term debt to a related party as of March 31, 2005, making our total liabilities $97,600.

FOR THE THREE MONTHS ENDED March 31, 2005 COMPARED TO THE THREE MONTHS

ENDED March 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have not realized any revenues from our inception on October 1, 2002 through the period ended March 31, 2005. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within twelve months.

OPERATING EXPENSES. For the three months ended March 31, 2005, our total operating expenses were $31,602, all of which were selling, general and administrative expenses. We also had $1,395 in interest expenses, so that our net loss for the three months ended March 31, 2005 was $32,997. This is in comparison to the same period ended March 31, 2005, where we had $10,606 in selling, general and administrative expenses and $775 in interest expenses, making our net loss for that period $11,381.

For the period from our inception on October 1, 2002 through March 31, 2005, our total operating expenses were $231,761, all of which were selling, general and administrative expenses. We also had $7,846 in interest expense, so that our net loss for the period from inception to March 31, 2005 was $239,607.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the three months ended March 31, 2005, our total operating expenses were $31,602, all of which were selling, general and administrative expenses. We also had $1,395 in interest expenses, so that our net loss for the three months ended March 31, 2005 was $32,997. This is in comparison to the same period ended March 31, 2004, where we had $10,606 in selling, general and administrative expenses and $775 in interest expenses, making our net loss for that period $11,381. Our expenses were higher for the period ended in 2005.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of March 31, 2005, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging customers through reputation and word of mouth, and develop networking relationships with vendors in related businesses. We have not yet engaged any customers. As we develop additional networking relationships, our opportunities to generate revenues might increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $8,213 as of March 31, 2005. In the opinion of management, current available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.        Our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all.

Once we are able to obtain working capital, we intend to lease office/warehouse space, preferably in the north Dallas area. Several locations have been identified that we believe would be suitable for our needs.

Financing to date has been accomplished through the personal savings of our management and the private placement sale of stock to their family, friends and business associates. We believe that these sources remain adequate for the immediate future needs of the business.

We currently are conducting minimal operations and do not have the cash resources to continue minimal operations without additional funding, which may be provided by our management. Management has indicated that they will continue to pay our expenses so that we may continue operations until other funding sources are found. Our management is not obligated to finance our operations and we may have to cease operations if additional funding or a source of revenue is not obtained.

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

June 24, 2005                   By:      /s/ Ken Graham

                                            -----------------------------------

                                            Ken Graham

                                            President, Treasurer, Director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the

Company

I, Ken Graham, certify that:

1. I have reviewed this annual report on Form 10-QSB of International Debt Exchange Associates, Inc;

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

Date: June 24, 2005

/s/ Ken Graham

-----------------------

Ken Graham

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of International Debt Exchange Associates, Inc., F.K.A Delightfully Frozen Corp. a Nevada corporation (the "Company") on Form 10-QSB for the period ended March 31, 2005,as filed with the Securities and Exchange Commission on the date hereof

(the "Report"), Ken Graham, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2003, that:

         (1)      The Report fully complies with the requirements of Section

                  13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to International Debt Exchange Associates, Inc., F.K.A Delightfully Frozen Corp., and will be retained by International Debt Exchange Associates, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Ken Graham

--------------------------

Ken Graham

Chief Executive Officer and Chief Financial Officer

June 24, 2005

#