Form 10QSB
period 2005-07-31
DELIGHTFULLY FROZEN CORP
filed 2005-08-16
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                    to

------------------    -------------------

Commission File Number: 000-50431

International Debt Exchange Associates, Inc.

-------------------------

(Exact name of registrant as specified in its charter)

Texas                               5813                            32-0034926

-----                               --------                            ----------

(State or other          (Primary Standard Industrial        (I.R.S. Employer

jurisdiction             Classification Code Number)        Identification No.)

of incorporation

or organization)

7531 Aberdon Road, Dallas, Texas                                   75252

---------------------------------                                         ----------------

(Address of registrant's principal executive offices)            (Zip Code)

972.735.9064

------------

(Registrant's Telephone Number, Including Area Code)

  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2005 there were 15,477,335,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.
(FORMERLY DELIGHTFULLY FROZEN CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$ 3,235

Total assets	$ 3,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$ 6,250
Short-term debt - officers-stockholders	28,800
Advances from customer	5,000
Due to related parties	9,599

Total current liabilities	49,649

Long-term debt - officers-stockholders	54,800

Total liabilities	104,449

Stockholders' deficit:
Common stock, no par value, 85,000,000,000 shares authorized;
15,477,335,000 shares issued and outstanding	162,170
Deficit accumulated during the development stage	(263,384)
Total stockholders' deficit	(101,214)

Total liabilities and stockholders' deficit	$ 3,235

    The accompanying notes form an integral part of these condensed financial statements

DELIGHTFULLY FROZEN CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                                                                                                                                 For the period

                                                                   For the three       For the three      For the six          For the six           from October 1,

                                                                 months ended      months ended     months ended     months ended      2002(inception)

                                                                 June 30, 2005      June 30, 2004     June 30, 2005      June 30, 2004     to June 30, 2005

Net revenue                                               $       -                     $      -                  $      -                 $      -                  $      -

Cost of revenue                                                  -                             -                           -                        -                           -

Gross profit                                                        -                             -                           -                        -                             -

Selling, general and administrative

expenses                                                        22,024                   10,989                  53,626              21,595                   253,786

Loss from operations before other expense

  and provision for income taxes                 (22,024)                  (10,989)               (53,626)            (21,595)               (253,786)

Other expense -

    interest expense                                         (1,752)                       (988)                 (3,147)             (1,763)                    (9,598)

Loss before provision for income

taxes                                                             (23,776)                  (11,977)              (56,773)            (23,358)                (263,384)

Provision for income taxes                                -                            -                           -                          -                            -

Net loss                                                   $   (23,776)           $     (11,977)         $    (56,773)         $ (23,358)            $   (263,384)

Weighted average number of shares -

  basic and diluted                                    15,477,335,000     15,477,335,000   15,477,335,000  15,477,335,000   15,477,335,000

Loss per share - basic and diluted           $      (0.00)            $      (0.00)           $     (0.00)             $      (0.00)           $     (0.00)

   The accompanying notes form an integral part of these condensed financial statements

INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.
(FORMERLY DELIGHTFULLY FROZEN CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
	2005	2004	June 30, 2005

Cash flows from operating activities:
Net loss	$ (56,773)	$ (23,358)	$ (263,384)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock in exchange
for services	-	-	58,800
Services provided as addition to equity	14,400	14,400	77,800

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	6,250	(4,232)	7,153
Deposit from customer	5,000	-	5,000
Due to related parties	3,147	1,763	8,696
Total adjustments	28,797	11,931	157,449
Net cash used in operating activities	(27,976)	(11,427)	(105,935)

Cash flows from financing activities:
Proceeds from issuance of long-term debt -
officers/shareholders	30,800	18,800	83,600
Issuance of common stock	-	-	25,570

Net cash provided by financing
activities	30,800	18,800	109,170

Net increase in cash and cash equivalents	2,824	7,373	3,235

Cash and cash equivalents, beginning	411	306	-

Cash and cash equivalents, ending	$ 3,235	$ 7,679	$ 3,235

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.
(FORMERLY DELIGHTFULLY FROZEN CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 1, 2002) TO JUNE 30, 2005
(UNAUDITED)

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Deferred	development	stockholders'
	Shares	Amount	capital	compensation	stage	equity (deficit)

Balance at October 1, 2002	-	$ -	$ -	$ -	$ -	$ -
(inception)

Issuance of founder shares for
services at $0.001 per share -
October 2002	12,750,000,000	2,550	-	-	-	2,550

Issuance of shares for services
at $0.15 per share -
October 2002	1,875,000,000	56,250	-	-	-	56,250

Deferred compensation	-	-	-	(42,188)	-	(42,188)

Sale of shares for cash at $0.15
per share - December 2002	791,165,000	23,735	-	-	-	23,735

Capital contribution for office
space and salary expense	-	-	5,800	-	-	5,800

Net loss	-	-	-	-	(32,315)	(32,315)

Balance at December 31, 2002	15,416,165,000	82,535	5,800	(42,188)	(32,315)	13,832

Sale of shares for cash at $0.15
per share - February 2003	61,170,000	1,835	-	-	-	1,835

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Amortization of deferred
compensation	-	-	-	42,188	-	42,188

Net loss	-	-	-	-	(122,724)	(122,724)

Balance at December 31, 2003	15,477,335,000	84,370	34,600	-	(155,039)	(36,069)

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Net loss	-	-	-	-	(51,572)	(51,572)

Balance at December 31, 2004	15,477,335,000	84,370	63,400	-	(206,611)	(58,841)

Capital contribution for office
space and salary expense	-	-	14,400	-	-	14,400

Change to no par value stock		77,800	(77,800)			-

Net loss	-	-	-	-	(56,773)	(56,773)

Balance at June 30, 2005	15,477,335,000	$ 162,170	$ -	$ -	$ (263,384)	$ (101,214)

 An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President.  These fees were recorded as a contribution to capital.  For the six months ended June 30, 2005 and 2004, and the period from October 1, 2002 (inception) to June 30, 2005, the Company recognized office expense of $14,400, $14,400, and $44,800, respectively, and salary expense of $6,000, $6,000, and $33,000, respectively.

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

The Company will provide frozen drink machine rental service. The Company will specialize in providing the rentals of frozen drink machines for gatherings such as wedding, receptions, and other events in the area of Dallas, Texas. As of June 30, 2005, the Company has had no revenue and has not commenced its operations in the frozen drink machine rental service.

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

Segment Reporting

During the periods ended June 30, 2005 and 2004, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

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

Advances from customers

Advances from customers represent amounts received from customers against future sales of service since the Company recognizes revenue upon delivery of service. These advances are applied to the invoices when the service is provided to the customers. The balance at June 30, 2005 was $5,000.

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

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. Through June 30, 2005, the Company has not granted any option for its stock.

Recent Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment.  This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123® requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation, including options, using the fair value based method.  The effective date of this standard for the Company will be January 1, 2006.  Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

3.   GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $263,384. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   RELATED-PARTY TRANSACTIONS

Long-term debt – related party

The Company has notes payable to related parties (officers of the Company) on June 30, 2005 as per follows:

Current:

Unsecured note, interest rate 10%, past due, payable on demand               $ 10,000

Unsecured note, interest rate 10%, due in January, 2006                                 6,000

Unsecured note, interest rate 10%, due in April, 2006                                     6,400

Unsecured note, interest rate 10%, due in April, 2006                                     6,400

                                                                                                               ---------------

                                                                                                                     $ 28,800

                                                                                                               =========

Long-term:

Unsecured note, interest rate 10%, due in July, 2006                                       4,000

Unsecured note, interest rate 10%, due in October, 2006                               10,000

Unsecured note, interest rate 10%, due in October, 2006                                 5,000

Unsecured note, interest rate 10%, due in November, 2006                             4,000

Unsecured note, interest rate 10%, due in November, 2006                             1,000

Unsecured note, interest rate 10%, due in February, 2007                               2,000

Unsecured note, interest rate 10%, due in March, 2007                                 10,000

Unsecured note, interest rate 10%, due in May, 2007                                      3,800

Unsecured note, interest rate 10%, due in Jun, 2007                                      15,000

                                                                                                               ---------------

                                                                                                                     $ 54,800

                                                                                                               =========

Interest accrued on these notes for the three month periods ended June 30, 2005 and 2004 was $1,752 and $988, respectively. Interest accrued on these notes for the six month periods ended June 30, 2005 and 2004, and the period from October 1, 2002 (inception) to June 30, 2005 was $3,687, $1,763, and $9,599, respectively.

Office expense

An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three month periods ended June 30, 2005 and 2004 was $4,200, $4,200, respectively. Total office expense for the six month periods ended June 30, 2005 and 2004, and the period from October 1, 2002 (inception) to June 30, 2005 was $8,400, $8,400, and $44,800, respectively.

Executive Compensation

The Company agreed to pay a monthly salary of $1,000 to its president for services performed. Compensation expense of $3,000, $3,000, respectively, has been recognized for services provided by the officer for the three month periods ended June 30, 2005 and 2004. Compensation expense of $6,000, $6,000, and $33,000, respectively, has been recognized for services provided by the officer for the six month periods ended June 30, 2005 and 2004, and the period from October 1, 2002 (inception) to June 30, 2005 with an offset to additional paid-in capital.

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

The company has no stock, options or warrants issuance in the six month periods ended June 30, 2005 and 2004.

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

FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED

ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY

THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED

IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE

ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

We are a development stage company originally intended to be a frozen drink machine rental service. At the end of the 1st quarter of 2005 we changed the company name to reflect a new direction for the company. While still maintaining our core business of our machine rentals, it is our intention to increase the company’s size and earning potential through mergers, joint venture, acquisitions and mergers with similar businesses to gain a greater foothold in the marketplace. We are continuing to search for possible acquisition and\or merger candidates to be identified will be competitors, suppliers and other similar businesses that would help strengthen the company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $3,235. We had no other assets as of that date and our total assets were $ 3,235 as of June 30, 2005. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of June 30, 2005, we had current liabilities of $49,649 which were represented by $ 28,800 in short term debt to officers and stockholders and $9,599 due to related parties. We also had $5,000 in advances from a customer and $54,800 in long-term debt to officers and shareholders as of June 30, 2005, making our total liabilities $104,449.

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have not realized any revenues from our inception on October 1, 2002 through the period ended June 30, 2005. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within twelve months.

OPERATING EXPENSES. For the three months ended June 30, 2005, our total operating expenses were $22,204, all of which were selling, general and administrative expenses. We also had $ 1,752 in interest expenses, so that our net loss for the three months ended June 30, 2005 was $23,776. This is in comparison to the same period ended June 30, 2004, where we had $10,989 in selling, general and administrative expenses and $ 988 in interest expenses, making our net loss for that period $11,977.

For the period from our inception on October 1, 2002 through June 30, 2005, our total operating expenses were $253,786, all of which were selling, general and administrative expenses. We also had $ 9,598 in interest expense, so that our net loss for the period from inception to June 30, 2005 was $263,384.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of June 30, 2005, we have not generated any revenues. We hope to generate revenues in the next twelve months by engaging customers through reputation and word of mouth, and develop networking relationships with vendors in related businesses. We have not yet engaged any customers. As we develop additional networking relationships, our opportunities to generate revenues might increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $3,325 as of June 30, 2005, a decrease from the last reporting period. It is in the opinion of management that current available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan.

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

                                            International Debt Exchange Associates, Inc.

                                            a Texas corporation

August 11, 2005                 By:  /s/ Ken Graham

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

Date: July 31, 2005

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

July 31, 2005

#