Form 10QSB
period 2005-09-30
DELIGHTFULLY FROZEN CORP
filed 2005-11-15
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                    to

------------------    -------------------

Commission File Number: 000-50431

China Media Group Corporation

(f.k.a. International Debt Exchange Associates, Inc.)

 (Exact name of registrant as specified in its charter)

Texas                               5813                                 32-0034926

(State or other       (Primary Standard Industrial     (I.R.S. Employer

     jurisdiction          Classification Code Number)      Identification No.)

                                                            of incorporation

                                                            or organization)

420 E. Pleasant Run Road, Suite 346-186, Cedar Hill TX            75104

 (Address of registrant's principal executive offices)            (Zip Code)

+1 310 689 8859

(Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    (X)         No  ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

As of November 6, 2005 there were 343,940,812 no par value common stock of the Company issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA MEDIA GROUP CORPORATION
(FORMERLY INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$ 2,937

Total assets	$ 2,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$ 9,500
Short-term debt - stockholders	32,800
Advances from customer	5,000
Due to related parties	18,889

Total current liabilities	66,189

Long-term debt - stockholders	50,800

Total liabilities	116,989

Stockholders' deficit:
Common stock, no par value, 85,000,000,000 shares authorized;
343,940,812 shares issued and outstanding	162,170
Deficit accumulated during the development stage	(276,222)
Total stockholders' deficit	(114,052)

Total liabilities and stockholders' deficit	$ 2,937

The accompanying notes form an integral part of these unaudited condensed financial statements.

CHINA MEDIA GROUP CORPORATION

(FORMERLY INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the period
	For the three	For the three	For the nine	For the nine	from October 1,
	months ended	months ended	months ended	months ended	2002 (inception)
	Sep 30, 2005	Sep 30, 2004	Sep 30, 2005	Sep 30, 2004	to Sep 30, 2005

Net revenue	$ -	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Selling, general and administrative
Expenses	13,498	12,639	64,374	34,288	264,534

Loss from operations before other expense
and provision for income taxes	(13,498)	(12,639)	(64,374)	(34,288)	(264,534)

Other expense -
interest expense	(2,090)	(1,178)	(5,237)	(2,941)	(11,688)

Loss before provision for income
taxes	(15,588)	(13,871)	(69,611)	(37,229)	(276,222)

Provision for income taxes	-	-	-	-	-

Net loss	$ (15,588)	$ (13,871)	$ (69,611)	$ (37,229)	$ (276,222)

Weighted average number of shares -
basic and diluted	343,940,812	343,940,812	343,940,812	343,940,812	343,940,812

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes form an integral part of these unaudited condensed financial statements.

CHINA MEDIA GROUP CORPORATION
(FORMERLY INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 1, 2002) TO SEPTEMBER 30, 2005
(UNAUDITED)
					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Deferred	development	stockholders'
	Shares	Amount	capital	compensation	stage	equity (deficit)

Balance at October 1, 2002 (inception)	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of founder shares for services --
October 2002	283,333,336	2,550	-	-	-	2,550

Issuance of shares for services -
October 2002	41,666,698	56,250	-	-	-	56,250

Deferred compensation	-	-	-	(42,188)	-	(42,188)

Sale of shares for cash -
December 2002	17,581,444	23,735	-	-	-	23,735

Capital contribution for office
space and salary expense	-	-	5,800	-	-	5,800

Net loss	-	-	-	-	(32,315)	(32,315)

Balance at December 31, 2002	342,581,478	82,535	5,800	(42,188)	(32,315)	13,832

Sale of shares for cash -
February 2003	1,359,334	1,835	-	-	-	1,835

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Amortization of deferred
Compensation	-	-	-	42,188	-	42,188

Net loss	-	-	-	-	(122,724)	(122,724)

Balance at December 31, 2003	343,940,812	84,370	34,600	-	(155,039)	(36,069)

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Net loss	-	-	-	-	(51,572)	(51,572)

Balance at December 31, 2004	343,940,812	84,370	63,400	-	(206,611)	(58,841)

Capital contribution for office
space and salary expense	-	-	14,400	-	-	14,400

Change to no par value stock		77,800	(77,800)			-

Net loss	-	-	-	-	(69,611)	(69,611)

Balance at September 30, 2005	343,940,812	$ 162,170	$ -	$ -	$ (276,222)	$ (114,052)

The accompanying notes form an integral part of these unaudited condensed financial statements.

CHINA MEDIA GROUP CORPORATION
(FORMERLY INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
	2005	2004	Sep 30, 2005

Cash flows from operating activities:
Net loss	$ (69,611)	$ (37,229)	$ (276,222)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock in exchange
for services	-	-	58,800
Services provided as addition to equity	14,400	21,600	77,800

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	9,500	(9,000)	10,403
Deposit from customer	5,000	-	5,000
Due to related parties	12,437	2,941	17,986

Total adjustments	41,337	15,541	169,989

Net cash used in operating activities	(28,274)	(21,688)	(106,233)

Cash flows from financing activities:
Proceeds from issuance of long-term debt -
officers/shareholders	30,800	22,800	83,600
Issuance of common stock	-	-	25,570

Net cash provided by financing
activities	30,800	22,800	109,170

Net increase in cash and
cash equivalents	2,526	1,112	2,937

Cash and cash equivalents, beginning	411	306	-

Cash and cash equivalents, ending	$ 2,937	$ 1,418	$ 2,937

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes form an integral part of these unaudited condensed financial statements.

Supplemental disclosure of non-cash financing activity:

An officer of the Company provides office space to the Company for $1,400 per month, on a month-to-month basis, and receives a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital before June 30, 2005 and as due to related party after June 30, 2005. For the nine months ended September 30, 2005 and 2004, and the period from October 1, 2002 (inception) to September 30, 2005, the Company recognized office expense of $12,600, $12,600, and $49,000, respectively, and salary expense of $9,000, $9,000, and $36,000, respectively.

In October 2002, the Company issued 2,833,336 shares (after 5000 for 1 split and 45 for 1 reverse split) of its common stock in exchange for services to incorporate the Company, totaling $2,550. The Founder Shares were valued at the then par value of the Company's common stock, which represented its fair market value on the date of issuance.

In October 2002, 41,666,698 shares (after 5000 for 1 split and 45 for 1 reverse split) of common stock were issued in exchange for services rendered totaling of $56,250, which was the fair market value of the Company's common stock on the date of issuance.

The accompanying notes form an integral part of these unaudited condensed financial statements.

CHINA MEDIA GROUP CORPORATION

(FORMERLY INTERNATIONAL DEBT EXCHANGE ASSOCIATES, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Media Group Corporation (formerly, International Debt Exchange Associates, Inc.) (the "Company") is a Texas corporation, incorporated on October 1, 2002. The Company is currently a development stage enterprise. On January 25, 2005 the Company filed a certificate of amendment of articles of incorporation to change its name from Delightfully Frozen Corp. to International Debt Exchange Associates, Inc. On September 19, 2005, the Company filed another certificate of amendment of articles of incorporation to change its name from International Debt Exchange Associates, Inc. to China Media Group Corporation.

The Company is a "Next Generation" advertising/media company focusing on the Chinese market. As of September 30, 2005, the Company has had no revenue and has not commenced its operations in the advertising/media market both in the U.S. and China.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on for the year ended December 31, 2004.  The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Segment Reporting

During the periods ended September 30, 2005 and 2004, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current period's presentation.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. . The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Advances from customers

Advances from customers represent amounts received from customers against future sales of service since the Company recognizes revenue upon delivery of service. These advances are applied to the invoices when the service is provided to the customers. The balance at September 30, 2005 was $5,000.

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

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. Through September 30, 2005, the Company has not granted any option for its stock.

Recent Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment.  This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123® requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation, including options, using the fair value based method.  The effective date of this standard for the Company will be January 1, 2006.  Management is currently assessing the impact that this new standard will have on the Company's financial statements.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3.   GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company has not generated any revenue, and has a deficit accumulated during the development stage totaling $276,222. These matters raise substantial doubt about the Company's ability to continue as a going concern.

These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. The Company plans to use the proceeds of such financing to provide working capital to its operations and increase its capital expenditure for its intended business. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

4.   RELATED-PARTY TRANSACTIONS

Long-term debt - related party

The Company has notes payable to related parties (shareholders of the Company) on September 30, 2005 as per follows:

Current:

Unsecured note, interest rate 10%, past due, payable on demand	$ 10,000
Unsecured note, interest rate 10%, due in January, 2006	6,000
Unsecured note, interest rate 10%, due in April, 2006	6,400
Unsecured note, interest rate 10%, due in April, 2006	6,400
Unsecured note, interest rate 10%, due in July, 2006	4,000
$ 32,800

Long-term:

Unsecured note, interest rate 10%, due in October, 2006	10,000
Unsecured note, interest rate 10%, due in October, 2006	5,000
Unsecured note, interest rate 10%, due in November, 2006	4,000
Unsecured note, interest rate 10%, due in November, 2006	1,000
Unsecured note, interest rate 10%, due in February, 2007	2,000
Unsecured note, interest rate 10%, due in March, 2007	10,000
Unsecured note, interest rate 10%, due in May, 2007	3,800
Unsecured note, interest rate 10%, due in Jun, 2007	15,000
$ 50,800

Interest accrued on these notes for the three month periods ended September 30, 2005 and 2004 was $2,090 and $1,178, respectively. Interest accrued on these notes for the nine month periods ended September 30, 2005 and 2004, and the period from October 1, 2002 (inception) to September 30, 2005 was $5,237, $2,941, and $11,688, respectively. As of September 30, 2005, the balance of accrued interest was $11,689 and was recorded in due to related party.

Office expense

A major stockholder of the Company provided office space to the Company valued at $1,400 per month on a month-to-month basis. The expense was recorded as a contribution to capital before June 30, 2005 and as due to related party after June 30, 2005. The payable is interest free and due on demand. As of September 30, 2005, the balance of office expense payable was $4,200 and was recorded in due to related party.

Total office expense for the three month periods ended September 30, 2005 and 2004 was $4,200, $4,200, respectively. Total office expense for the nine month periods ended September 30, 2005 and 2004, and the period from October 1, 2002 (inception) to September 30, 2005 was $12,600, $12,600, and $49,000, respectively.

Executive Compensation

A major stockholder of the Company provides service to the Company valued at $1,000 per month on a month-to-month basis. The expense was recorded as contribution to capital before June 30, 2005 and as due to related party after June 30, 2005. The payable is interest free and due on demand. As of September 30, 2005, the balance of executive compensation payable was $3,000 and was recorded in due to related party.

Compensation expense of $3,000, $3,000, respectively, has been recognized for services provided by the officer for the three month periods ended September 30, 2005 and 2004. Compensation expense of $9,000, $9,000, and $36,000, respectively, has been recognized for services provided by the officer for the nine month periods ended September 30, 2005 and 2004, and the period from October 1, 2002 (inception) to September 30, 2005.

5.   STOCKHOLDERS' DEFICIT

Common Stock:

On January 25, 2005, the Company increased the number of the authorized no par value shares of common stock from 70,000,000 to 85,000,000,000 shares.

On February 2, 2005, the Company announced 5,000 for 1 stock split of the Company's issued and outstanding common stock which effectuated through a dividend of 5,000 shares for each share of common stock outstanding as of record date. The dividend was paid on February 15, 2005 to shareholders of record on February 11, 2005. All fractional shares are rounded up and the authorized shares remain the same.

On September 14, 2005, the Company announced 45 for 1 reverse stock split of the Company's issued and outstanding common stock. All fractional shares are rounded up and the authorized shares remain the same.

The financial statements have been retroactively restated for the effects of the stock splits and reverse stock splits.

The Company has no stock, options or warrants issuance in the periods ended September 30, 2005 and 2004.

6.   CHANGE OF BOARD MEMBERS

On September 14, 2005, Kenneth Graham and Linda Graham resigned as directors of the Corporation, and simultaneously elected Con Unerkov to Chairman of the Board, and Ho Te Hwai to the Board of Directors of the Corporation.

On September 14, 2005, Kenneth Graham resigned as President and Treasurer of the Corporation; and Linda Graham has resigned as Vice-President and Secretary of the Corporation.  Simultaneously, Con Unerkov was appointed President; and Ho Te Hwai was appointed Secretary and Treasurer of the Corporation.

On September 15, 2005, Mr. Ho Te Hwai resigned as directors of the Corporation, and simultaneously elected Mr. Alex Ho Te Heng to the Board of Directors of the Corporation.

On September 15, 2005, Mr. Ho Te Hwai resigned as the Secretary and Treasurer of the Corporation.  Simultaneously, Mr. Alex Ho Te-Heng was appointed Secretary and Treasurer of the Corporation.

7.   SUBSEQUENT EVENTS

On or about October 12, 2005, the Company entered into a Non-Binding Agreement for the Sale and Purchase of Shares of Cody Ventures Corporation ("CVC") and a purchase of new common shares of the Company (the "Purchase Agreement") with Central High Limited ("CHL"), whereby the Company will acquire 50,000,000 common shares of CVC - representing 52.1% of the common shares of CVC - in exchange for 30,000,000 new common shares of the Company to be issued to CHL.

CHL will sell 50,000,000 common shares of CVC to the Company as part of the Purchase Agreement.

CVC is in the advertising and publishing business, operating a free weekly publication called Tidbits in the Southwest Dallas county.  CVC is quoted on the Pink Sheets under the symbol CDYV.PK.

Con Unerkov, Director of the Company, is the registered holder and beneficial owner to twenty-five percent (25%) of the issued and outstanding shares of CHL.

Alex Ho, Director of the Company, is the registered holder and beneficial owner to twenty-five percent (25%) of the issued and outstanding shares of CHL.

On or about October 12, 2005, the Company entered into a Non-Binding Agreement for the Sale and Purchase of Shares of Good World Investments Limited ("GWI") and a purchase of new common shares of the Company (the "Purchase Agreement") with Central High Limited ("CHL"), whereby the Company will acquire 50,000  common shares of GWI - representing 100% of the issued and outstanding common shares of GWI - in exchange for 50,000,000 new common shares of the Company to be issued to CHL.

CHL is the registered holder and beneficial owner of 50,000 common shares of GWI to be sold to the Company as part of the Purchase Agreement.

GWI has entered into a conditional agreement to acquire 50% of Beijing Ren Ren Health Culture Promotion Limited, which has been granted a nationwide advertising license in China covering the media of television, newspaper, magazine, outdoor billboards and internet, and through advertising these media, is working with the Chinese Government to promote health education.

Con Unerkov, Director of the Company, is the registered holder and beneficial owner to twenty-five percent (25%) of the issued and outstanding shares of CHL.

Alex Ho, Director of the Company, is the registered holder and beneficial owner to twenty-five percent (25%) of the issued and outstanding shares of CHL.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

The Company was originally intended to focus in the frozen drink machine rental service. However due to market constraints, the frozen drink machine rental services were difficult to get customer and market support.  Therefore the Company decided focus in other growth sectors.  In September 2005, the Company changed its board of directors whom has since changed the Company name and has planned to change its focus to the media/advertising business in China. It is the Company's intention to increase the Company's size and earning potential through internal growth, joint venture, acquisitions and mergers with similar businesses to gain a greater foothold in the marketplace. We are continuing to search for possible acquisition and\or merger candidates to be identified and this will be competitors, business associates and other similar businesses that would help strengthen the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. As at September 30, 2005, the Company had cash and cash equivalents totaling $2,937 and had no other assets.  The total assets of the Company are $2,937 as of September 30, 2005. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of September 30, 2005, we had current liabilities of $66,189 which were represented by $9,500 in accruals, $32,800 in short term debt to stockholders, $5,000 in advances from a customer, and $18,889 due to related parties. We also had $50,800 in long-term debt to shareholders as of September 30, 2005, making our total liabilities $116,989.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

RESULTS OF OPERATIONS.

REVENUES. We have not realized any revenues from our inception on October 1, 2002 through the period ended September 30, 2005. We hope to generate revenues when we begin to receive contracts from customers. Depending upon the availability of operating capital, we intend to begin operations within 6 months.

OPERATING EXPENSES. For the three months ended September 30, 2005, our total operating expenses were $13,498, all of which were selling, general and administrative expenses. We also had $2,090 in interest expenses, so that our net loss for the three months ended September 30, 2005 was $15,588. This is in comparison to the same period ended September 30, 2004, where we had $12,693 in selling, general and administrative expenses and $1,178 in interest expenses, making our net loss for that period $13,871.

For the nine months ended September 30, 2005 our total operating expenses were $64,374, all of which were selling, general and administrative expenses.  We also had $5,237 in interest expenses, so that our net loss for the nine months ended September 30, 2005 was $69,611.  This is in comparison to the same period ended September 30, 2004, where we had $34,288 in selling, general and administrative expenses and $2,941 in interest expenses, making our net loss for that period $37,229.

For the period from our inception on October 1, 2002 through September 30, 2005, our total operating expenses were $264,534, all of which were selling, general and administrative expenses. We also had $ 11,688 in interest expense, so that our net loss for the period from inception to September 30, 2005 was $276,222.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of September 30, 2005, we have not generated any revenues. We hope to generate revenues in the next six months by engaging business operations through internal growth and through strategic acquisition.  Subsequent to the period end on October 12, 2005, the Company announced the signing of two acquisitions agreements in the advertising/media business.  These acquisitions, once completed, are the Company's first foray into the exciting growth advertising industry in China and USA.  Our strategy is to build on the China advertising/media sector with synergistic operation in USA.  To this end, we have signed agreements to acquire 1) a 50% stake in Beijing Ren Ren Health Promotion Limited, a company that holds a nationwide advertising license in China and 2) a 52% stake in Cody Ventures Corporation, a company that publish and distribute a free publication called "Tidbits" in southwest Dallas Texas area.

To effectuate our business plan, including completing the acquisitions above, during the next six months, we must arrange for adequate funding to implement our plans of increasing our offerings and promote our services. We currently market our business primarily through referrals and those referrals will likely comprise a majority of our business until adequate funding has been raised. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $2,937 as of September 30, 2005, a decrease from the last reporting period. It is in the opinion of management that current available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our officers and directors have indicated, though not obliged, to continue to pay our day-to-day expenses at the current level so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all.

Once we are able to obtain working capital, we intend to lease offices in Beijing, Shanghai and Shenzhen, China, hire additional employees or independent contractors as well as purchase or lease additional equipment.

Financing to date has been accomplished through the personal savings of the management team from time to time, and the private placement sale of stock. We believe that these sources remain adequate for the immediate future needs of the business.

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

                                           China Media Group Corporation,  a Texas corporation

November 8, 2005             By:  /s/ Con Unerkov

                                            -----------------------------------

                                            Con Unerkov

                                            President, Director