Form 10KSB
period 2005-12-31
China Media Group CORP
filed 2006-04-14
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934  For the fiscal year ended December 31, 2005

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

incorporation or organization)

9901 I.H. 10 West, Suite 800, San Antonio, TX             78230

---------------------------------

                                  -----

(Address of Company’s principal executive offices)                (Zip Code)

+1 310 689 8859

------------

(Company’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:      Name of each exchange on which registered:

-------------------------------      ------------------------------------------

None                                       None

Securities registered under Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes   ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and  or disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 15, 2006, approximately $9,545,677.

As of March 29, 2006, there were 345,774,145 no par value common stock of the Company issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

(  )   Yes         ( X )   No

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

--------------------------------

OUR BACKGROUND. The Company was  incorporated in Texas on October 1, 2002.

OUR BUSINESS. Originally formed to be a frozen drink machine rental service. It was intended to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques, social functions and fund raising events, as well as any other type of occasion.  At the beginning of the year, this business was at the first stage of development and the primary focus was on continuing to developing and revising our business strategies.

During this reporting period, the Company changed its name to International Debt Exchange Associates Inc. reflecting the Company’s intent to become a diverse company through mergers and acquisitions and still maintained the current business as a frozen drink machine rental service.

During the second half of the year, the Company changed its name to China Media Group Corporation to reflect the Company’s intent to focus all its efforts in advertising and media in the emerging China market.  Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens.  It is estimated that advertising expenditure in China will surpass those in Japan by 2010, making China the second largest advertising market in the world after the USA.

Our mission is to become one of China’s leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today’s mobile society.  In order to facilitate this the Company established 4 strategic business units being “Television”, “Advertising” “Print” and “Telecommunications and Mobile Computing”.

No acquisitions have been completed as of this report, but a number of letters of intents and non-binding acquisitions have been made by the Company as announced. Strategically we have signed a non binding Sale and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% of Beijing Ren Ren Health Culture Promotion Limited, a Chinese company that has the nationwide advertising license.   We anticipate to finalize the negotiations for the acquisition for Good World before June 30, 2006.

Our business is still in the first stage of its development, therefore our primary focus is on continuing to developing and revising our business strategy, implementing our business model and meeting our operating objectives.   We have been very focused on building an initial steady base/platform that will build upon and position the Company for an exciting future.  There has been a considerable amount of effort in the short period of time from the change of direction late in the year to a Chinese Media focus right through to the end of the year.

OUR SERVICES. We plan to offer advertising services in China.  These advertising services would be across all media thus we will offer our customers selective advertising on specific media for a nationwide campaign. China’s advertising industry is still young and fragmented.  We aim to differ from other advertisers so that we can provide nationwide campaigns across all media spectrum.  To this end, we will work to secure strategic ad placements in key cities in China so that our customers will have the ability to launch nationwide campaigns.  Furthermore with the upcoming 2008 Olympics, we will try to secure ad placements in key locations in Beijing.  Our customers then will have prominent display/advertising at the games then.

OUR WEBSITE. We have developed a website at www.chinamediagroup.net to allow website visitors to view our services and updated news and events.

OUR GROWTH STRATEGY.

We intend to grow our business by the business relationships that we have established and by acquisitions of strategic placement companies, provided that we have adequate capital and funding in place to fulfill our business plans. We plan to build up our regional offices in key cities in China to undertake our advertising works in that city and as well to act as a coordination center for the surrounding provinces and cities.  We will also actively seek strategic partners to work on a cooperative basis or synergistic acquisition so that we can fast track the acquisition of human resources, contacts and customer base.  We will aggressively seek key ad placements for each city for our customers.  In the end our strategy is to have enough placements throughout China to offer nationwide advertising campaigns to our multinational customers.

OUR COMPETITION.

China has opened up its advertising industry to foreigners although there are still restrictions.  Thus we face significant competition from existing advertisers both domestic and international based. There are currently numerous local and national corporate entities that we will be competing with us as well as smaller sole proprietorships. We have not yet begun to compete but anticipate competing directly with other advertisers that have set up longer than we have, and who have established reputations and clientele.   We will work on advertising across all media to make our advertising services more competitive in the market place. We cannot guaranty that we will compete effectively with those competitors. Many of those competitors have greater financial and other resources, and more experience in negotiating and obtaining advertising contracts, than we have, and may have pre-existing relationships with these customers.

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we comply with the requirements for any licenses or approval to pursue our business plan. We have obtained our Sales and Use Tax Permit from the Texas Comptroller of Public Accountants. In locations where we operate, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with the relevant laws and regulations.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

INTELLECTUAL PROPERTY. We do not presently own any patents, copyrights, licenses, concessions or royalties.

EMPLOYEES. As of December 31, 2005, we have five full time and one part-time employees of which one full time and one part time employee are also our officers. At the date of this report, we have increased our full time employees to six. We anticipate that we will hire more employees in the next six months in line with our expanded operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

FACILITIES. As at the date hereof, our executive, administrative and operating offices are located at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong.

ITEM 2.  DESCRIPTION OF PROPERTY.

---------------------------------

PROPERTY HELD BY US. As of December 31, 2005, we have no tangible or real property.

OUR FACILITIES. As at December 31 2005, our executive, administrative and operating office was located at 26 Floor, 88 Lockhart Road, Wanchai, Hong Kong.

As of the date hereof, our executive and administrative office is located at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong.  The Company uses about 1,500 square feet of this office at a cost of about US$4,530 per month.  The lease is for two years commencing on January 15, 2006.

The other operating office is located at Beijing at 1502 YongZe Yuan, No. 5 Yonghe Tower, Dongchen District, Beijing 100013, China where we have an administration office to handle enquiry.

We believe that our facilities for the short term are adequate for our needs and that we will seek additional suitable space when the operation expands to warrant the additional space requirement.  We do not own any real estate. We do not have a written lease or sublease agreement for the office facilities located in Beijing.

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

We have one class of securities, Common Voting Equity Shares (“Common Stock”) quoted in the over-the-counter market. The Company’s stock had not been traded prior to October 2005.  In the fourth quarter of 2005, based upon standard reporting sources, the following information is provided:

China Media Group Corporation

Quarter

High Bid

Low Bid

Volume

4thQ 2005

$0.94

0.35

5,828,265

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.  SOURCE: Bloomberg.

We are authorized to issue 85,000,000,000 shares of no par value common stock. As of December 31, 2005, there were forty-one record holders of our common stock. Subsequent to the balance sheet date in March 2006, the Company issued an additional 1,833,333 common stock, and there were 345,774,145 shares of our common stock issued and outstanding as a result (see accompanying Accountant’s notes and subsequent events). There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. In November 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 343,940,812 (post split and reverse split) shares of common stock held by our shareholders; there were no proceeds to us since this registration statement concerned only shares already outstanding. As of December 31, 2005, there were 283,333,336 (post split and reverse split) outstanding shares of our common stock which could be sold pursuant to Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the Company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDENDS. See Note 4 of the financial statements. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

STOCK OPTIONS. In October 2002, we adopted a stock option plan reserving an aggregate of 211,111,112 shares of common stock for issuance pursuant to the exercise of stock options granted to our employees and consultants. As of December 31, 2005 and December 31, 2004, there were no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

-------------------------------

---------------------------

-------------------------

--------------------------------

Equity compensation plans

approved by security holders

N/A

N/A

211,111,112 common shares

-------------------------------

---------------------------

-------------------------

--------------------------------

Equity compensation plans

Approved by security holders

N/A

N/A

N/A

-------------------------------

---------------------------

-------------------------

--------------------------------

Total

N/A

N/A

211,111,112 common shares

-------------------------------

---------------------------

-------------------------

--------------------------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

-----------------------------------------------------------------------------

This section and other parts of this Form 10-K contain forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties.  Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements in this section and other parts of this FORM 10-K have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  However, whether actual results and developments will meet the Company’s expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company’s expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this section and other parts of this Form 10-K represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements in this section and other parts of this Form 10-K are accurate, and we assume no obligation to update any such forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The Company was originally intended to focus in the frozen drink machine rental service. However due to market constraints, the frozen drink machine rental services were difficult to get customer and market support.  Therefore the Company decided focus in other growth sectors.  In September 2005, the Company changed its board of directors whom has since changed the Company name and has planned to change its focus to the media/advertising business in China. It is the Company’s intention to increase the Company’s size and earning potential through internal growth, joint venture, acquisitions and mergers with similar businesses to gain a greater foothold in the marketplace. We are continuing to search for possible acquisition and\or merger candidates to be identified and this will be competitors, business associates and other similar businesses that would help strengthen the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $7,001 as of December 31, 2005. We had no other assets as of that date, so that our total assets were $7,001 as of December 31, 2005. We believe that our available cash and cash equivalents as at December 31, 2005 are not sufficient to pay our day-to-day expenditures. As of December 31, 2005, we had current liabilities of $152,545 which were represented by $30,813 in accounts payable and accrued expenses and $68,932 due to related parties and current portion of long term debt of $52,800. We also had $30,800 in long-term debt as of December 31, 2005, making our total liabilities $183,345.

Results of Operations.

Revenues. We had not realized any revenues for the period from October 1, 2002, our date of formation, through December 31, 2005. We hope to generate revenues when we begin to receive contracts from clients or through acquisitions. Dependent upon the availability of operating capital, we intend to begin operations within six months. Our officers and directors have not committed to make any capital contributions to our operations other than what has been announced as to our intended acquisitions and co-operations.

OPERATING EXPENSES. For the year ended December 31, 2005, our total expenses were $124,469, all of which were selling, general and administrative expenses. We also had $7,434 in interest expenses, so that our net loss for the year ended December 31, 2005 was $131,903. This is in comparison to the year ended December 31, 2004, where we had $47,495 in selling, general and administrative expenses, and $4,077 in interest expense, making our net loss $51,572. Our expenses were higher for the year ended December 31, 2005 as compared to the year ended December 31, 2004 because during the most recent year, we incurred more expenses in establishing the operations, hiring more staff and consultants and accounting related fees.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We hope to generate revenues in the next six months by engaging business operations through internal growth and through strategic acquisition.  In October 2005, the Company announced the signing of two acquisitions agreements in the advertising/media business.  These acquisitions, once completed, are the Company’s first foray into the exciting growth advertising industry in China and USA.  Our strategy is to build on the China advertising/media sector with synergistic operation in USA.  To this end, we have signed agreements to acquire 1) a 50% stake in Beijing Ren Ren Health Promotion Limited, a company that holds a nationwide advertising license in China and 2) a 52% stake in Cody Ventures Corporation, a company that publish and distribute a free publication called “Tidbits” in southwest Dallas Texas area.  Subsequent to the year end, the Company further announced the acquisition of the rights to the M.A.G.I.C. Convergent Mobile Devices for the territory of China and Hong Kong, and the possible acquisition of Dongguang Zhishixin Advertising Limited, a company that publishes an Furniture Advertising Newspaper in Southern China.

We have cash and cash equivalents of $7,001 as of December 31, 2005; an increase from the previous year end. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, including completing the acquisitions above, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our offerings and promote our services. Subsequent to the year end, the Company entered into an agreement to sell $250,000 common stock in February 2006 and another $1 million of common stock in 4 equal tranches over the next 8 months thereafter, subject to certain conditions.  Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implement our business plan and build a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Specifically, we hope to accomplish the steps listed below to implement our business plan. We estimate that we will require approximately $2,000,000 to commence operations as envisioned below during the next twelve months. The figures and steps outlined below are estimates only, and our actual progress and cost may vary from these estimates and is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

Over the course of the next two years, we propose to build up our advertising presences to over 5 regional offices in China, with the opening of 3 offices within the next 6 months. Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition subject to available funding. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

We are not currently conducting any research and development activities, other than the continual development of our website both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

------------------------------------------------

The financial statements required by Item 7 are presented in the following order:

China Media Group Corporation

(Formerly International Debt Exchange Associates, Inc.)

(A Development Stage Company)

Financial Statements

As of December 31, 2005 and for the Years Ended

December 31, 2005 and 2004, and the Period From

October 1, 2002 (Inception) to December 31, 2005

Content

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

#

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

China Media Group, Corp.

We have audited the accompanying balance sheet of China Media Group, Corp., a development stage company (the “Company”) as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Media Group, Corp. as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $338,514 including net losses of $131,903 for the year ended December 31, 2005. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

March 28, 2006

#

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Media Group Corporation

(formerly “International Debt Exchange Associates, Inc.”)

Dallas, Texas

We have audited the accompanying statements of operations, stockholders’ deficit, and cash flows of China Media Group Corporation (formerly “International Debt Exchange Associates, Inc.”) for the year ended December 31, 2004 and the period from October 1, 2002 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of the Company for the year ended December 31, 2004 and the period from October 1, 2002 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 3.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

April 7, 2005

#

CHINA MEDIA GROUP CORPORATION

(Formerly International Debt Exchange Associates, Inc.)

(A development stage company)

BALANCE SHEET

DECEMBER 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$ 7,001

Total assets	$ 7,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$ 30,813
Short-term debt	52,800
Due to related parties	68,932
Total current liabilities	152,545

Long-term debt	30,800

Total liabilities	183,345

Stockholders' deficit:
Common stock, no par value, 85,000,000,000 shares authorized;
343,940,812 shares issued and outstanding	162,170
Deficit accumulated during the development stage	(338,514)
Total stockholders' deficit	(176,344)

Total liabilities and stockholders' deficit	$ 7,001

The accompanying notes are an integral part of these financial statements

#

CHINA MEDIA GROUP CORPORATION

(Formerly International Debt Exchange Associates, Inc.)

(A development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

AND FOR THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION) TO DECEMBER 31, 2005

			For the Period from
	For the Years		October 1, 2002
	Ended December 31,		(inception) to
	2005	2004	December 31, 2005

Net revenue	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Selling, general and administrative expense	124,469	47,495	324,629

Loss from operations	(124,469)	(47,495)	(324,629)

Other expense
Interest expense	(7,434)	(4,077)	(13,885)

Net loss	$ (131,903)	$ (51,572)	$ (338,514)

Weighted average number of shares -
basic and diluted	343,940,812	343,940,812	343,940,812

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

The accompanying notes are an integral part of these financial statements

#

CHINA MEDIA GROUP CORPORATION

(Formerly International Debt Exchange Associates, Inc.,)

(A development stage company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (OCTOBER 1, 2002) TO DECEMBER 31, 2005

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Deferred	development	stockholders'
	Shares	Amount	capital	compensation	stage	equity (deficit)

Balance at October 1, 2002	-	$ -	$ -	$ -	$ -	$ -
(inception)

Issuance of founder shares for
services at $0.001 per share -
October 2002	283,333,336	2,550	-	-	-	2,550

Issuance of shares for services
at $0.15 per share -
October 2002	41,666,698	56,250	-	-	-	56,250

Deferred compensation	-	-	-	(42,188)	-	(42,188)

Sale of shares for cash at $0.15
per share - December 2002	17,581,444	23,735	-	-	-	23,735

Capital contribution for office
space and salary expense	-	-	5,800	-	-	5,800

Net loss	-	-	-	-	(32,315)	(32,315)

Balance at December 31, 2002	342,581,478	82,535	5,800	(42,188)	(32,315)	13,832

Sale of shares for cash at $0.15
per share - February 2003	1,359,334	1,835	-	-	-	1,835

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Amortization of deferred
Compensation	-	-	-	42,188	-	42,188

Net loss	-	-	-	-	(122,724)	(122,724)

Balance at December 31, 2003	343,940,812	84,370	34,600	-	(155,039)	(36,069)

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Net loss	-	-	-	-	(51,572)	(51,572)

Balance at December 31, 2004	343,940,812	84,370	63,400	-	(206,611)	(58,841)

Rent and salaries paid by stockholder
at no charge	-	-	14,400	-	-	14,400

Change to no par value stock	-	77,800	(77,800)	-	-	-

Net loss	-	-	-	-	(131,903)	(129,903)

Balance at December 31, 2005	343,940,812	$162,170	$ -	$ -	$ (338,514)	$ (174,344)

The accompanying notes are an integral part of these financial statements

CHINA MEDIA GROUP CORPORATION

(Formerly International Debt Exchange Associates, Inc.)

(A development stage company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

AND FOR THE PERIOD FROM INCEPTION (OCTOBER 1, 2002) TO DECEMBER 31, 2005

	For the Years Ended December 31,		For the period from October 1, 2002 (inception) to December 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$ (131,903)	$ (51,572)	$ (338,514)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock in exchange
for services	-	-	58,800

Expense paid by stockholders
recorded as equity	14,400	28,800	77,800

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	24,361	(9,000)	25,264
Due to related parties	68,932	4,077	74,481

Total adjustments	107,693	23,877	236,345

Net cash used in operating activities	(24,210)	(27,695)	(102,169)

Cash flows from financing activities:
Proceeds from issuance of debt	30,800	27,800	83,600
Issuance of common stock	-	-	25,570

Net cash provided by financing activities	30,800	27,800	109,170

Net increase in cash and cash equivalents	6,590	105	7,001

Cash and cash equivalents, beginning	411	306	-

Cash and cash equivalents, ending	$ 7,001	$ 411	$ 7,001

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

CHINA MEDIA GROUP CORPORATION

(Formerly International Debt Exchange Associates, Inc.)

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1

ORGANIZATION

China Media Group Corporation, (formerly International Debt Exchange Associates, Inc.) (the "Company") is a Texas corporation, incorporated on October 1, 2002. The Company is currently a development stage enterprise.

On September 19, 2005, the Company filed a certificate of amendment of articles of incorporation to change its name to China Media Group Corporation.

The Company will be engaged in the media and advertising business, focusing on China.  As of December 31, 2005, the Company has had no revenue and has not commenced its operations in the media and advertising business.

In February 2006, the Company established an operational office in Hong Kong and commenced operations.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31, 2005:

Accrued interest $13,779 Accrued accounting 7,000 Accrued other 10,034 Total $30,813

Income taxes

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

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

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

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.   This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 3

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2005, the Company has not generated any revenue and has incurred an accumulated deficit totaling $338,514 at December 31, 2005 and its current liabilities exceed its current assets by $145,544. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.  However there can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4

STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has no stock issuances during the years ended December 31, 2005 and 2004.

On February 2, 2005, the Company announced 5,000 for 1 stock split of the Company’s issued and outstanding common stock which effectuated through a dividend of common stock outstanding as of record date.

In February 2005, the Company also changed the common stock from a par value per share of $.001 to no par value.  Accordingly the paid in capital account and the additional paid in value account was reclassified into one paid in value account.

On September 14, 2005, the Company announced a 45 for 1 reverse stock split of the Company’s issued common stock.

All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of the above stock splits.

NOTE 5

DUE TO DIRECTORS

The due to directors are interests free, unsecured and due on demand. The balance of due to directors is $68,932 as of December 31, 2005.

NOTE 6

RELATED COMPANY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company recorded interest of $5,403 and: $4,077, respectively, on a note payable due to the former officers of the Company. During the three months period ended December 31, 2005, the note payable were transfer to third parties. The interest payable is included in the accrued expense in the accompanying financial statements.

During the years ended December 31, 2005 and 2004, officers of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, totaling $12,600 and $16,800, respectively, of which, $8,400 and $16,800, respectively, was recorded as contribution to capital.

The Company agreed to pay directors a monthly salary for services performed.  During the years ended December 31, 2005 and 2004, the Company paid the directors a total remuneration of $33,000 and $12,000, respectively, of which $6,000 and $12,000, respectively, was recorded as contribution to capital.

NOTE 7         INCOME TAXES

No provision was made for income tax for the year ended December 31, 2005 and 2004, since the Company had significant net operating loss.  In the year ended December 31, 2005 and 2004, the Company incurred net operating losses for tax purposes of approximately $131,000 and $52,000, respectively. Total net operating losses carry forward at December 31, 2005 for Federal and State purpose were $339,000 and $207,000, respectively.  The net operating loss carryforwards may be used to reduce taxable income through the year 2025. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2005 and 2004 was approximately $135,000 and $70,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                                                                              December 31, 2005

 December 31, 2004

Deferred tax asset
Net operating losses	$ 135,000.00	$ 70,000.00
Less: valuation allowance	(135,000.00)	(70,000.00)
	$ -	$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                                                                December 31, 2005            December 31, 2004

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

2005
Current tax expense:
Federal	$-
State	-
Total current	$-

Deferred tax credit:
Federal	$55,000
State	10,000
Total deferred	$65,000
Less: valuation allowance	(65,000)
Net deferred tax credit	-

Tax expense	$-

NOTE 8

STOCK PURCHASE AGREEMENTS

On October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited (“Central High”)

1)

for the entire issued share capital of Good World Investments Limited for 50 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence.   Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited;

2)

for 50,000,000 shares in Cody Ventures Corporation (“CVC”) representing about 52.1% of the issued share capital in CVC in exchange for 30 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence.  CVC is quoted on the US Pink Sheets Market under the symbol CDYV.

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High.  The stock purchase transactions have not been complete as of December 31, 2005.

NOTE 9          COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with the Chairman and Director (the “Executives”) for two years commencing on October 1, 2005 and the agreements shall continue thereafter unless terminated by either parties. The Executives will receive a monthly salary at a rate to be agreed by the Company and the Executives from time to time. In addition, the Executives will receive an annual management bonus to be determined by the majority of the Board based on the operating results of the Company and the Executives’ performances, provided that it does not exceed 8.8 % of the net profit of the Company

On or about February 6, 2006, the Company received a correspondence from the Florida Attorney General’s office regarding some complaints on some transmissions of unsolicited facsimile allegedly from the Company, and advised of potential civil penalties.  The Company’s legal council contacted the Attorney General office to state that the Company has never sent or authorized any unsolicited facsimile transmission, and that the Company has taken every possible effort to distance from these unauthorized transmissions including adding a “pop up” window on its website.  The Company has offered its assistance in any investigation to the Attorney General office.  The Attorney General office has not imposed any penalties on the Company to date. The Company would vigorously defend any such civic action if pursued.

NOTE 10        SUBSEQUENT EVENTS (Unaudited)

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited (“Fleming”) to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong.  Under the agreement the Company will issue the following shares to Fleming:

•

Within one month of signing the agreement, one million shares of the Company;

•

Within one month of receiving the prototype devices, one million shares of the Company;

•

Within one month of receiving the product from commercial production, two million shares of the Company; and

•

A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

On February 1, 2006, the Company entered into a non-binding Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited (“Zhishixin”) for the controlling interests in Zhishixin (“Stock Purchase Agreement”).  Under the Stock Purchase Agreement the Company will subscribe about $68,500 (RMB550,000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin.  This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company.

On February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited (“Central Star”).  Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period.  Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share.  However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share.   For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007.  The Company received $250,000 in February 2006.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

---------------------------------------------------------------------

On April 21, 2005, our independent auditors, Stonefield Josephson, Inc. (“Stonefield”), tendered its resignation to the Company and it was accepted by the Board of Directors.  Stonefield reported on our financial statements for the fiscal year ended December 31, 2004 and 2003. Stonefield's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the auditors' report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between us and Stonefield on any matter of accounting principles, or practices, financial statement disclosure, or auditing scope or procedure.  There were no “reportable events “  (as such term is defined in Item 304 of Regulation S-B) that occurred within our fiscal years ended December 31, 2004 and 2003, nor any subsequent interim period preceding the replacement of Stonefield.

Effective June 21, 2005, we appointed Kabani and Company, Inc. CPA. (“Kabani”), which appointment was approved by our Board of Directors, to act as our independent auditors.  During the Company’s two most recent fiscal years or subsequent interim period, the Company has not consulted Kabani regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Kabani provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company’s two most recent fiscal years or subsequent interim period, the Company has not consulted Kabani on any matter that was the subject of a “disagreement” or a “reportable event” (each as defined in Item 304 of Regulation S-B).

#

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

NAME

AGE

POSITION

--------------- --------------- -----------------------------------------------

Con Unerkov

37

president and a director

--------------- --------------- -----------------------------------------------

Alex Ho

51

treasurer, secretary and a director

=============== =============== ===============================================

CON UNERKOV. Mr. Con Unerkov has been our President and one of our directors since September 14, 2005.  Mr. Unerkov currently is employed full time by the Company to develop its media and advertising businesses.  Mr. Unerkov has held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government.  Mr. Unerkov is also currently the Chairman of NGN Telecom Limited based in Hong Kong/China, Nessociet Inc. based in Japan and Far East Gateway Japan Limited.  Prior to this, Mr. Unerkov was Chairman and CEO of Digital Link International Limited and General Manager of Connect Internet Centre Pty Limited.  In the last few years Mr. Unerkov has considerably enhanced his knowledge and operation of the Asian markets and is extremely well connected in the international business circles.  A focus on improving financial performance and creating shareholder value has seen Mr. Unerkov drive the revenue and growth of companies at a rapid rate.  Mr. Unerkov is a graduate of the University of South Australia.  He is not an officer or director of any reporting company.

ALEX HO. Mr. Alex Ho has been our Treasurer, Secretary and one of our directors since September 15 2005. Mr. Ho is currently responsible for the Company’s operations and management.  Mr. Ho is also currently the Vice-Chairman of Pacific Assets Public Company Limited, a public company listed on the Stock Exchange of Thailand.  Mr. Ho was the Chief Executive Officer of Pacific Assets Group from 1999 to 2005 when he was promoted to the Vice Chairman.  The Pacific Assets Group is engaged in the business of hotel property investment and property management.  From 1992 to 1999, Mr. Ho held the position of Management Director of Golden Holding Group, a Thailand based holding company whose subsidiaries provided travel service with China and Taiwan based corporations, operated transportation services, operated retail outlets for tourist related consumer products and property investment.  Mr. Ho was a graduate from Operating Management of British Columbia Institute of Technology, Canada in 1978.  Mr. Ho is not an officer or director of any reporting company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only two members and we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2005 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS.  We have adopted a corporate code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The full text of our Code of Conduct is published on our website at www.chinamediagroup.net.  The Company shall disclose any substantive amendments to the Code of Ethics or any waivers from a provision of the code on its website at www.chinamediagroup.net or in a report on Form 8-K.

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

Name and Principal Position

Year

Annual

Bonus ($)

Other Annual

All Other

Salary ($)

Compensation ($)

Compensation

Con Unerkov - president

2005

12,000

None

None

None

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

Alex Ho - secretary, treasurer

2005

12,000

None

None

None

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

Ken Graham* - president, treasurer

2005

9,000

None

None

None

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

2004

12,000

None

None

None $1,275 (1)

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

Linda Graham* – vice president, secretary

2005

None

None

None

None

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

2004

None

None

None

None $1,275 (1)

-------------------------------------------- -------- ------------ -------------- ----------------------- ---------------------

(*) Resigned on September 14, 2005

(1) Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of December 31, 2005 our officers have received no compensation for their services provided to us, other than as indicated in the table above.

EMPLOYMENT CONTRACTS. Mr. Con Unerkov and Mr. Alex Ho have both entered into employment contracts, and their remuneration will be determined by the Company’s business as it develops over time.  Currently Mr. Con Unerkov and Mr. Alex Ho remuneration package is USD10,000 and USD8,000 per month, respectively.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class

Name and Address of Beneficial

Amount and Nature of Beneficial Owner

Percent of Class

Owner

--------------------- --------------------------------- ----------------------------------------- -------------------

Common Stock

Ken Graham

141,666,668 shares

40.9%

7531 Aberdon Road

(post and reverse split)

Dallas, TX 75252

president, treasurer, director*

--------------------- --------------------------------- ----------------------------------------- -------------------

Common Stock

Linda Graham

141,666,668 shares

40.9%

7531 Aberdon Road

(post and reverse split)

Dallas, TX 75252

president, treasurer, director*

--------------------- --------------------------------- ----------------------------------------- -------------------

* resigned on September 14, 2005

 (1)     Mr. Ken Graham and Mrs. Linda Graham resigned as directors from the company on September 14, 2005.   As Mr. and Mrs. Graham are married, they own, in the aggregate 283,333,336 shares of our common stock or about 81.8% of the total issued and outstanding stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

---------------------------------------------------------

RELATED PARTY TRANSACTIONS.

In 2004, the Company entered into the following note payable agreements with the then officers of the Company:

Loan

Interest

Maturity

Amount

Rate

Date

January

$6,000

10%

January 2006

April

$12,800

10%

April 2006

July

$4,000

10%

July 2006

November

$5,000

10%

November 2006

In 2005. the Company entered into the following note payable agreements with the then officers of the Company:

Loan

Interest

Maturity

Amount

Rate

Date

February

$2,000

10%

February 2007

March

$10,000

10%

March 2007

May

$3,800

10%

May 2007

June

$15,000

10%

June 2007

In 2005, US$68,932 were advance by directors of the Company to the Company.  Such advances were non interest bearing, unsecured and payable on demand.

The Company has incurred interest totaling $7,240, $4,077, and $13,692 relating to these notes for the years ended December 31, 2005 and 2004, and the period from October 1, 2002 (inception) to December 31, 2005, respectively.

An officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis until September 2005, which was recorded as a contribution to capital. Total office expense for the years ended 2005 and 2004 and, the period from October 1, 2002 (inception) to December 31, 2005 were $12,600, $16,800 and $50,400, respectively.

The Company agreed to pay a monthly salary to its officers for services performed. Compensation expense of $33,000, $12,000, and $93,000 have been recognized for services provided by the officer for the years ended December 31, 2005 and 2004, and the period from October 1, 2002 (inception) to December 31, 2005, respectively, with an offset to additional paid-in capital in aggregate of US$66,000 for the period from October 1, 2002 (inception) to December 31, 2005.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------

(a) Exhibit No.

3.1

Articles of Incorporation*

3.2

Bylaws*

10.1

Major contracts:  Employment Agreements of Con Unerkov dated October 28, 2005.

10.2

Major contracts:  Employment Agreement of Alex Ho dated October 28, 2005.

14

Code of Ethics

31

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32

Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on September 26, 2002.

(b) Reports on Form 8-K

The Company filed a reports on Form 8-K during the last quarter of the period covered by this annual report on Form 10-KSB and filed 3 reports on Form 8K for the subsequent events disclosed as follows:.

Fourth Quarter 2005

On October 17, 2005, a Form 8K was filed to report that on October 12, 2005, the Company entered into entered into two non-binding Stock Purchase Agreements with Central High Limited (“Central High”):

1)

for the entire issued share capital of Good World Investments Limited for 50 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence.   Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited;

2)

for 50,000,000 shares in Cody Ventures Corporation (“CVC”) representing about 52.1% of the issued share capital in CVC in exchange for 30 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence.  CVC is quoted on the US Pink Sheets Market under the symbol CDYV.

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High.  The stock purchase transactions have not been complete as of December 31, 2005.

Subsequent Events

On January 26, 2006, a Form 8K was filed to report that on January 25, 2006, the Company entered into an agreement with Fleming Assets Limited (“Fleming”) to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong.  Under the agreement the Company will issue the following shares to Fleming:

o

Within one month of signing the agreement, one million shares of the Company;

o

Within one month of receiving the prototype devices, one million shares of the Company;

o

Within one month of receiving the product from commercial production, two million shares of the Company; and

o

A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

On February 2, 2006, a Form 8K was filed to report that on February 1, 2006, the Company entered into a non-binding Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited (“Zhishixin”) for the controlling interests in Zhishixin (“Stock Purchase Agreement”).  Under the Stock Purchase Agreement the Company will subscribe about $68,500 (RMB550,000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin.  This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company.

On February 14, 2006, a Form 8K was filed to report that on February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited (“Central Star”).  Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period.  Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share.  However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share.   For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007.   The Company received $250,000 in February 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $33,893, of which $16,393 was to the prior auditor, and $15,863, respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004 were $0 and $0, respectively.

TAX FEES. For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Los Angeles, California, on April 12, 2006.

                                        China Media Group Corporation

                                        a Texas corporation

                                        /s/ Con Unerkov

                                        ---------------------------------------

                                        Con Unerkov

                                        principal executive officer

                                        president, secretary, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Con Unerkov                                       April 12, 2006

         --------------------------------------------

         Con Unerkov

Its:     principal executive officer

         President, Treasurer, director

Exhibit 10.1

Dated the    28th  day of   October   2005

CHINA MEDIA GROUP CORPORATION

and

CON UNERKOV

______________________________________________

EMPLOYMENT AGREEMENT

______________________________________________

THIS AGREEMENT is made the   28th  day of October 2005

BETWEEN

(1)

CHINA MEDIA GROUP CORPORATION, a company incorporated in Texas, USA with its registered office at 420 E. Pleasant Run Road, Suite 346, 186 Cedar Hill, Texas, USA 75104 (“Company”); and

(1)

CON UNERKOV of 12F, Block 2, Elegant Garden, 419 Queen Road West, Hong Kong (“Executive”).

BY WHICH IT IS AGREED as follows: -

1.

Purpose and Interpretation

A.

This Agreement sets out the terms and conditions upon and subject to which the Company agrees to employ the Executive and the Executive agrees to serve the Company as Chairman and President by providing the Company with the services hereinafter described.

B.

 In this Agreement, unless the context otherwise requires: -

(1)  the following words and expressions bear the following meanings:

“Appointment”

	the appointment of the Executive as a Chairman and President of the Company as effected by Clause 2;	“Associate”
“associate” within the meaning under the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (as amended);	“Board”	the board of directors for the time being of the Company or the directors present at any meeting of the Board duly convened and held;
“Business”	the business carried on from time to time by the Group or any of the companies within the Group;	“Group”
the Company, its subsidiaries and associated companies from time to time; and	“$”	United States dollars.

2

Words and phrases defined in Section 2 of the Companies Ordinance shall where the context so admits be construed as having the same meaning in this Agreement.

(1)

References to Clauses are references to the clauses of this Agreement respectively.

(2)

Words importing the masculine gender include the feminine gender and the neuter gender and vice versa.

(3)

Words importing persons include individuals, firms, companies, corporations and un-incorporated bodies of persons and vice versa.

(4)

Words importing the singular include the plural and vice versa.

(5)

The headings in this Agreement are for convenience only and do not affect the interpretation hereof.

Appointment and Duties

The Company shall employ the Executive and the Executive shall serve the Company as Chairman and President subject to and upon the terms hereafter set out.

1.

Executive’s Basic Obligation

The Executive hereby undertakes with the Company during the currency of this Agreement to use his best endeavours to carry out his duties hereunder and to protect and promote the interests of the Group.

2.

Duration of the Appointment

Subject to Clause 11, the Appointment shall be for a term of two years commencing on 1st October 2005 and shall continue thereafter unless and until terminated by either the Company or the Executive giving to the other not less than three month’s notice in writing to determine the same.

3.

Executive’s Services

(A)

The Executive shall: -

(1)

devote the whole or substantially the whole of his time, attention and skill to the discharge of duties of his office as a managing director of the Company;

(2)

faithfully and diligently perform such duties and exercise such powers as are consistent with his office in relation to the Company and/or the Group;

(3)

in the discharge of such duties and in the exercise of such powers observe and comply with all reasonable and lawful resolutions regulations and directions from time to time made or given by the Board;

(4)

in pursuance of his duties hereunder perform such services for the Group and (without further remuneration unless otherwise agreed) accept such offices in the Group as the Board may from time to time reasonably require provided the same are consistent with his office; and

(5)

at all times keep the Board promptly and fully informed in connection with the performance of such powers and duties.

(A)

The Executive shall be required to work at the principal place of business of the Company in Hong Kong or such location as the Board may from time to time direct and the Executive shall be required to travel and work outside Hong Kong as directed by the Board from time to time.

4.

Remuneration and Reimbursement

(A)

In consideration of the Appointment, the Executive shall receive during the continuance of the Appointment: -

(1)

a monthly salary (“salary”) at the rate to be agreed by the parties from time to time, which shall accrue on a day to day basis from any company in the Group and payable in arrears on the last day of each calendar month.  In the event that the Appointment is terminated prior to the end of a calendar month the Executive shall only be entitled to a proportionate part of the salary in respect of the period of service during the relevant month up to the date of termination.  The salary shall be increased at such rate to be determined from time to time by the Board by a majority in number of the members of the Board provided that the Executive shall abstain from voting and not be counted in the quorum in respect of the resolution regarding the increase of the salary in relation to the Executive; and

(2)

an annual management bonus (“Management bonus”) of a sum calculated on a day to day basis and to be determined by the Board at its absolute discretion having regard to the operating results of the Group and the performance of the Executive provided that the aggregate sum payable to the directors of the Company shall not exceed 8.8 percent of the consolidated net profits after taxation and minority interest of the Company for that year.  The management bonus shall be payable in respect of each relevant financial year within 1 month after the issue of the consolidated audited accounts of the Group for such financial year.  The amount of management bonus payable to the Executive shall be decided by a majority in number of the members of the Board provided that the interested director shall abstain from voting and not be counted in the quorum in respect of the resolution regarding the amount so payable to the Executive.

7.

Holidays and Holiday Warrant (Leave Passage)

(A)

The Executive shall (in addition to normal public holidays and sick leave) be entitled to 4 weeks holiday in each period of 12 calendar months during the continuance of the Appointment to be taken at such time or times as the Board may approve.

(A)

Any holidays if not taken during the relevant year, and with the approval of the Board, may be carried forward to a subsequent year and the holiday entitlements for that subsequent year shall be deemed to be increased by the number of days so carried forward.

1.

Payments

(A)

The Executive shall continue to receive his salary during any period(s) of absence on medical ground up to a maximum of 12 weeks in any period of 12 months Provided that the Executive shall if required supply the Company with medical certificates covering the period of absence.

(B)

Payment of the salary and management bonus referred to in Clause 6 above to the Executive shall be made either by the Company or by another company in the Group and if by more than one company in such proportion as the Board may from time to time think fit.

(C)

The Executive shall be reimbursed all reasonable out-of-pocket expenses (including expenses of entertainment subsistence and traveling) incurred by the Executive on the Business which expenses shall be evidenced in such manner as the Board may require.

2.

Provident Fund

The Executive will during his employment under this agreement become a member to any provident fund (“Fund”) set up and maintained by the Group from time to time and the Company shall promptly pay all contributions due under the Fund.  The period of the Executive’s Appointment under the Agreement shall be deemed to be employment with the Company for the purpose of determining the benefit to accrue to the Executive under the Fund and for any other entitlement of the Executive to employment related benefits whether statutory or otherwise, including but not limited to long service award.

3.

Share Option Scheme

The Executive shall be entitled to participate in any share option scheme as may be maintained by the Group from time to time.

4.

Termination of the Appointment

(A)

Without prejudice to the accrued rights (if any) or remedies of either party under or pursuant to this Agreement: -

(1)

the Executive shall be entitled to terminate the Appointment by three months’ notice in writing to the Company if any money due and payable by the Company to the Executive under or pursuant to this Agreement in arrears by three months and is not paid in full by the Company to the Executive within a period of thirty days from any written demand by the Executive for the payment thereof;

(2)

the Company shall be entitled to terminate the Appointment without any compensation to the Executive: -

(i)

by not less than three months’ notice in writing given at any time if the Executive shall have been incapacitated or prevented by reason of ill health, injury or accident from performing his duties hereunder for a single period of 12 weeks or periods aggregating 180 days in the preceding 12 months Provided that if at any time during the currency of a notice given pursuant to this sub-paragraph the Executive shall provide a medical certificate satisfactory to the Board to the effect that he has fully recovered his physical and/or mental health and that no recurrence of illness or incapacity can reasonably be anticipated the Company shall withdraw such notice; or

(ii)

by summary notice in writing if the Executive shall at any time: -

(a)

commit any serious or persistent breach of any of the provisions herein contained (and to the extent that such breach is capable of remedy shall fail to remedy such breach within 30 days after written warning given by the Board);

(b)

be guilty of any grave misconduct or willful default or neglect in the discharge of his duties hereunder (and to the extend that such breach is capable of remedy shall fail to remedy such breach within 30 days after written warning given by the Board);

(c)

become bankrupt or have a receiving order made against him or suspend payment of his debts or compound with his creditors generally;

(d)

become a lunatic or of unsound mind;

(e)

absent himself from the meetings of the Board during a continuous period of three months, without special leave of absence from the Board, and his alternate director (if any) shall not during such period have attended in his stead;

(f)

become prohibited by law from acting as a Executive;

(g)

be guilty of conduct tending to bring himself or any company in the Group into disrepute;

(h)

be prohibited by law from fulfilling his duties hereunder; or

(i)

be convicted of any criminal offence (other than an offence which in the reasonable opinion of the Board does not affect his position as a director of the Company).

(B)

If the Company becomes entitled pursuant to Clause 11(A)(2)(ii) above to terminate the Appointment it shall be entitled (but without prejudice to its right subsequently to terminate the Appointment on the same or any other ground) to suspend the Executive without payment of salary in full or in part for so long as it may think fit.

(C)

If the Executive shall have refused or failed to agree to accept without reasonable grounds an appointment offered to him, on terms no less favorable to him than the terms in effect under this Agreement, by a person or company which has either acquired or agreed to acquire the whole or substantially the whole of the undertaking and assets of the Company or which shall own or has agreed to acquire the whole or not less than 90% of the issued share capital of the Company, the Executive shall have no claim against the Company by reason of the subsequent voluntary winding up of any company in the Group or of the disclaimer or termination of this Agreement by the Company within three months after such refusal or failure to agree.

(A)

On the termination of the Appointment howsoever arising the Executive shall: -

(1)

at any time and from time to time hereafter at the request of the Company resign from office as a Executive of the Company and all offices held by him in any company in the Group and shall transfer without payment to the Company or as the Company may direct any qualifying shares provided by it or any shares held by the Executive as nominee for the Company or any company in the Group and the Executive hereby irrevocably appoints the Company to be his attorney and in his name and on his behalf to sign and do any documents or things necessary or requisite to give effect thereto and a certificate in writing signed by any director or by the secretary of the Company for the time being that any instrument or act falls within the authority hereby conferred shall be conclusive evidence that such is the case and any third party shall be entitled to rely on such certificate without further enquiry provided however that such resignation or resignations shall be given and accepted on the footing that it is or they are without prejudice to any claims which the Executive may have against any such company or which any such company may have against the Executive arising out of this Agreement or of the termination of the Appointment; and

(2)

forthwith deliver to the Company all books, documents, papers, materials, credit cards (if any) and other property of or relating to the business of the Group which may then be in his possession or under his power or control.

(E)

Save as expressly provided herein, neither party may terminate this Agreement.

12.

Restrictions on the Executive

(A)

During the Appointment the Executive shall not, and shall procure that none of his Associates shall, be directly or indirectly engaged in or concerned with or interested in any business which is in any respect in competition with or similar to the Business unless otherwise approved by the Board Provided that this shall not prohibit the holding (directly or through nominees) of investments listed on any stock exchange as long as not more than 5% of the issued shares or stock of any class of any one company shall be so held save that this restriction shall not apply to any holding of shares or stock of the Company.

(B)

The Executive shall not either during or after the termination of the Appointment without limit in point of time except authorized or required by his duties: -

(1)

divulge or communicate to any person except to those of the officials of the Group whose province it is to know the same; or

(2)

use for his own purpose or for any purpose other than that of the Group; or

(3)

through any failure to exercise all due care and diligence cause any unauthorized disclosure of, any secret confidential or private information: -

(i)

relating to the dealings, organization, business, finance, transactions or any other affairs of the Group or its clients or customers; or

(ii)

relating to the working of any process or invention which is carried on or used by any company in the Group or which he may discover or make during the Appointment; or

(iii)

in respect of which any company within the Group is bound by an obligation of confidence to any third party but so that these restrictions shall cease to apply to any information or knowledge which may (otherwise than through the default of the Executive) become available to the public generally without requiring a significant expenditure of labour, skill or money.

(C)

Subject to the exception provided under Clause 12(A), for a period of 1 year after the expiry or the termination of the Appointment, the Executive, will not and will procure that his Associates do not: -

(1)

engage or be engaged in Hong Kong, the People’s Republic of China, or elsewhere whether directly or indirectly in any business which is in competition with or similar the Business;

(2)

take up employment with any person, firm, company or organization engaged in Hong Kong, the People’s Republic of China or elsewhere, whether directly or indirectly, in or operating any part of the Business (but this restriction shall not operate so as to prohibit an employment none of the duties of which relate to the Business) or assist any such person, firm, company or organization with technical, commercial or professional advice in relation the Business;

(3)

either on his own account or for any person, firm, company or organization solicit or entice or endeavor to solicit or entice away from any company within the Group any director, manger or servant of any company in the Group whether or not such person would commit any breach of his contract of employment by reason of leaving the service of the relevant company in the Group;

(4)

directly or indirectly employ any person who has at any time during the currency of the Appointment been a director, manager or servant of or consultant to any company in the Group and who by reason of such employment is or may be likely to be in possession of such information which if that person was the Executive would be covered by the confidentiality restrictions of this Clause 12; and

(5)

either on his own account or for any person firm company or organization solicit business from any person firm company or organization which at any time during the currency of the Appointment has dealt with the Company or any other company in the Group or which on the termination of the Appointment is in the process of negotiation with the Company or any such company in the Group in relation the Business.

(A)

The Executive shall not at any time make any untrue or misleading statement in relation the

Group.

(B)

Since the Executive may obtain in the course of the Appointment by reason of services rendered for or offices held in any other company in the Group knowledge of the trade secrets or other confidential information of such company the Executive hereby agrees that he will at the request and cost of the Company or such other company enter into a direct agreement or undertaking with such company whereby he will accept restrictions corresponding to the restrictions herein contained (or such of them as may be appropriate in the circumstances) in relation to such products and services and such area and for such period as such company may reasonably require for the protection of its legitimate interests.

(C)

All notes memoranda records and writings made by the Executive in relation to the Business or concerning any of its dealings or affairs or the dealings or affairs of any clients or customers of the Group shall be and remain the property of the Group and shall be handed over by him to the Company (or to such other company in the Group as the case may require) from time to time on demand and in any event upon his leaving the service of the Company and the Executive shall not retain any copy thereof.

(D)

The covenants in each paragraph of sub-clause (C) are independent of each other and are not to be construed restrictively by reference to one another.

(E)

While the restrictions contained in this Clause are considered by the parties to be reasonable in all the circumstances it is recognized that restrictions of the nature in question may fail for technical reasons unforeseen and accordingly it is hereby agreed and declared that if any such restrictions shall be adjudged to be void as going beyond what is reasonable in all the circumstances for the protection of the interests of the Company but would be valid if part of the wording thereof were deleted or the periods (if any) thereof were reduced the said restriction shall apply with such modifications as may be necessary to make it valid and effective.

13.

Inventions and Other Industrial or Intellectual Property

(A)

The parties foresee that the Executive may make inventions or create other industrial or intellectual property in the course of his duties hereunder and agree that in this respect the Executive has a special responsibility to further the interests of the Group.

(B)

Any invention or improvement or design made or process or information discovered or copyright work or trade mark or trade name or get-up relating to the Business created by the Executive during the continuance of the Appointment (whether capable of being patented or registered or not and whether or not made or discovered in the course of his Appointment) in conjunction with or in any way affecting or relating to the Business or capable of being used or adapted for use therein or in connection therewith shall (unless such invention or improvement or design was made or process or information discovered or copyright work or trade name or get-up were in existence prior to the commencement of a similar business by any company in the Group) forthwith be disclosed to the Company and shall belong to and be the absolute property of such company in the Group as the Company may direct.

(A)

The Executive shall subject to Clause 14(B) above, if and whenever required so to do by the Company at the expense of a company in the Group apply or join with such company in applying for letters patent or other protection or registration for any such invention improvement design process information work trade mark trade name or get-up relating to the Business as aforesaid which belongs to such company and shall at the expense of such company execute and do all instruments and things necessary for vesting the said letters patent or other protection or registration when obtained and all right title and interest to and in the same in such company absolutely and as sole beneficial owner or in such other person as the Company may specify.

(D)

The Executive hereby irrevocably appoints the Company to be his Attorney in his name and on his behalf to execute and do any such instrument or thing and generally to use his name for the purpose of giving to the Company the full benefit of this Clause and a certificate in writing signed by any director or by the secretary for the time being of the Company that any instrument or act falls within the authority hereby conferred shall be conclusive evidence that such is the case and any third party shall be entitled to rely on such certificate without further enquiry.

14.

Waiver

(A)

Time is of the essence of this Agreement but no failure or delay on the part of either party to exercise any power, right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by either party of any power, right or remedy preclude any other or further exercise thereof or the exercise of any other power, right or remedy by that party.

(B)

The remedies provided herein are cumulative and are not exclusive of any remedies provided by law.

15.

Former Service Agreement

(A)

This Agreement shall supersede all and any previous agreements entered into between any company in the Group and the Executive and for any terms of employment previously in force between any such company and the Executive, whether or not on a legal or formal basis.

(B)

The Executive hereby acknowledges that he has no claim of any kind against any company in the Group and without prejudice to the generality of the foregoing he further acknowledges that he has no claim for damages against any company in the Group for the termination of any previous service agreements for the purpose of entering into this Agreement.

16.

Notices

All notices, requests, demands, consents or other communication to or upon the parties under or pursuant to this Agreement shall be in writing addressed to the relevant party at such party’s address set out below (or at such other address as such party may hereafter specify to the other party) and shall be deemed to have been duly given or made: -

(1)

in the case of a communication by letter 10 days (if overseas) or 48 hours (if local) after dispatch or, if such letter is delivered by hand, on the day of delivery; or

(2)

in the case of a communication by telex or facsimile, when sent provided that the transmission is confirmed by the answer back of the recipient (in the case of telex) or by a transmission report (in the case of facsimile).

The Company’s address:

420 E. Pleasant Run Road

Suit 346

186 Cedar Hill

Texas, 75104

USA

The Executive’s address:

12F Block B

Elegant Garden

419 Queen’s Road West HK

17.

Assignability

This Agreement shall be binding upon and ensure to the benefit of each party hereto and its successors and assigns and personal representatives (as the case may be), provided always that the Executive may not assign his obligations and liabilities under this Agreement without the prior written consent of the Company.

18.

Relationship

None of the provisions of this Agreement shall be deemed to constitute a partnership or joint venture between the parties for any purpose.

19.

Amendment

This Agreement may not be amended, supplemented or modified except by a written agreement or instrument signed by or on behalf of the parties hereto.

20.

Severability

Any provision of this Agreement prohibited by or unlawful or unenforceable under any applicable law actually applied by any court of competent jurisdiction shall, to the extend required by such law, be severed from this Agreement and rendered ineffective so far as is possible without modifying the remaining provisions of this Agreement.  Where, however, the provisions of any such applicable law may be waived, they are hereby waived by the parties to the full extend permitted by such law to the end that this Agreement shall be a valid and binding agreement enforceable in accordance with its terms.

21.

Law and Jurisdiction

This Agreement shall be governed by and construed in all respects in accordance with the laws of Hong Kong Special Administrative Region and the parties hereby submit to the non-exclusive jurisdiction of the courts of Hong Kong Special Administrative Region.

IN WITNESS whereof this Agreement has been duly executed the day and year first above written.

SIGNED by

)

)

for and on behalf of

)

/s/ Alex Ho

CHINA MEDIA GROUP CORPORATION

)

Director

in the presence of: -

)

SIGNED by

)

)

/s/ Con Unerkov

CON UNERKOV

)

in the presence of: -

)

Exhibit 10.2

Dated the    28th  day of   October   2005

CHINA MEDIA GROUP CORPORATION

and

ALEX HO

______________________________________________

EMPLOYMENT AGREEMENT

______________________________________________

THIS AGREEMENT is made the   28th  day of October 2005

BETWEEN

(1)

CHINA MEDIA GROUP CORPORATION, a company incorporated in Texas, USA with its registered office at 420 E. Pleasant Run Road, Suite 346, 186 Cedar Hill, Texas, USA 75104 (“Company”); and

(1)

ALEX HO of 32B, Block 2, Kwong Fung Terrace, 167 Third Street, Hong Kong (“Executive”).

BY WHICH IT IS AGREED as follows: -

1.

Purpose and Interpretation

A.

This Agreement sets out the terms and conditions upon and subject to which the Company agrees to employ the Executive and the Executive agrees to serve the Company as Chairman and President by providing the Company with the services hereinafter described.

B.

 In this Agreement, unless the context otherwise requires: -

(1)  the following words and expressions bear the following meanings:

“Appointment”

the appointment of the Executive as a Chairman and President of the Company as effected by Clause 2;
“Associate”	“associate” within the meaning under the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (as amended);	“Board”
the board of directors for the time being of the Company or the directors present at any meeting of the Board duly convened and held;	“Business”	the business carried on from time to time by the Group or any of the companies within the Group;
“Group”	the Company, its subsidiaries and associated companies from time to time; and	“$”
United States dollars.

2

Words and phrases defined in Section 2 of the Companies Ordinance shall where the context so admits be construed as having the same meaning in this Agreement.

(1)

References to Clauses are references to the clauses of this Agreement respectively.

(2)

Words importing the masculine gender include the feminine gender and the neuter gender and vice versa.

(3)

Words importing persons include individuals, firms, companies, corporations and un-incorporated bodies of persons and vice versa.

(4)

Words importing the singular include the plural and vice versa.

(5)

The headings in this Agreement are for convenience only and do not affect the interpretation hereof.

Appointment and Duties

The Company shall employ the Executive and the Executive shall serve the Company as Chairman and President subject to and upon the terms hereafter set out.

1.

Executive’s Basic Obligation

The Executive hereby undertakes with the Company during the currency of this Agreement to use his best endeavours to carry out his duties hereunder and to protect and promote the interests of the Group.

2.

Duration of the Appointment

Subject to Clause 11, the Appointment shall be for a term of two years commencing on 1st October 2005 and shall continue thereafter unless and until terminated by either the Company or the Executive giving to the other not less than three month’s notice in writing to determine the same.

3.

Executive’s Services

(A)

The Executive shall: -

(1)

devote the whole or substantially the whole of his time, attention and skill to the discharge of duties of his office as a managing director of the Company;

(2)

faithfully and diligently perform such duties and exercise such powers as are consistent with his office in relation to the Company and/or the Group;

(3)

in the discharge of such duties and in the exercise of such powers observe and comply with all reasonable and lawful resolutions regulations and directions from time to time made or given by the Board;

(4)

in pursuance of his duties hereunder perform such services for the Group and (without further remuneration unless otherwise agreed) accept such offices in the Group as the Board may from time to time reasonably require provided the same are consistent with his office; and

(5)

at all times keep the Board promptly and fully informed in connection with the performance of such powers and duties.

(A)

The Executive shall be required to work at the principal place of business of the Company in Hong Kong or such location as the Board may from time to time direct and the Executive shall be required to travel and work outside Hong Kong as directed by the Board from time to time.

4.

Remuneration and Reimbursement

(A)

In consideration of the Appointment, the Executive shall receive during the continuance of the Appointment: -

(1)

a monthly salary (“salary”) at the rate to be agreed by the parties from time to time, which shall accrue on a day to day basis from any company in the Group and payable in arrears on the last day of each calendar month.  In the event that the Appointment is terminated prior to the end of a calendar month the Executive shall only be entitled to a proportionate part of the salary in respect of the period of service during the relevant month up to the date of termination.  The salary shall be increased at such rate to be determined from time to time by the Board by a majority in number of the members of the Board provided that the Executive shall abstain from voting and not be counted in the quorum in respect of the resolution regarding the increase of the salary in relation to the Executive; and

(2)

an annual management bonus (“Management bonus”) of a sum calculated on a day to day basis and to be determined by the Board at its absolute discretion having regard to the operating results of the Group and the performance of the Executive provided that the aggregate sum payable to the directors of the Company shall not exceed 8.8 percent of the consolidated net profits after taxation and minority interest of the Company for that year.  The management bonus shall be payable in respect of each relevant financial year within 1 month after the issue of the consolidated audited accounts of the Group for such financial year.  The amount of management bonus payable to the Executive shall be decided by a majority in number of the members of the Board provided that the interested director shall abstain from voting and not be counted in the quorum in respect of the resolution regarding the amount so payable to the Executive.

7.

Holidays and Holiday Warrant (Leave Passage)

(A)

The Executive shall (in addition to normal public holidays and sick leave) be entitled to 4 weeks holiday in each period of 12 calendar months during the continuance of the Appointment to be taken at such time or times as the Board may approve.

(A)

Any holidays if not taken during the relevant year, and with the approval of the Board, may be carried forward to a subsequent year and the holiday entitlements for that subsequent year shall be deemed to be increased by the number of days so carried forward.

1.

Payments

(A)

The Executive shall continue to receive his salary during any period(s) of absence on medical ground up to a maximum of 12 weeks in any period of 12 months Provided that the Executive shall if required supply the Company with medical certificates covering the period of absence.

(B)

Payment of the salary and management bonus referred to in Clause 6 above to the Executive shall be made either by the Company or by another company in the Group and if by more than one company in such proportion as the Board may from time to time think fit.

(C)

The Executive shall be reimbursed all reasonable out-of-pocket expenses (including expenses of entertainment subsistence and traveling) incurred by the Executive on the Business which expenses shall be evidenced in such manner as the Board may require.

2.

Provident Fund

The Executive will during his employment under this agreement become a member to any provident fund (“Fund”) set up and maintained by the Group from time to time and the Company shall promptly pay all contributions due under the Fund.  The period of the Executive’s Appointment under the Agreement shall be deemed to be employment with the Company for the purpose of determining the benefit to accrue to the Executive under the Fund and for any other entitlement of the Executive to employment related benefits whether statutory or otherwise, including but not limited to long service award.

3.

Share Option Scheme

The Executive shall be entitled to participate in any share option scheme as may be maintained by the Group from time to time.

4.

Termination of the Appointment

(A)

Without prejudice to the accrued rights (if any) or remedies of either party under or pursuant to this Agreement: -

(1)

the Executive shall be entitled to terminate the Appointment by three months’ notice in writing to the Company if any money due and payable by the Company to the Executive under or pursuant to this Agreement in arrears by three months and is not paid in full by the Company to the Executive within a period of thirty days from any written demand by the Executive for the payment thereof;

(2)

the Company shall be entitled to terminate the Appointment without any compensation to the Executive: -

(i)

by not less than three months’ notice in writing given at any time if the Executive shall have been incapacitated or prevented by reason of ill health, injury or accident from performing his duties hereunder for a single period of 12 weeks or periods aggregating 180 days in the preceding 12 months Provided that if at any time during the currency of a notice given pursuant to this sub-paragraph the Executive shall provide a medical certificate satisfactory to the Board to the effect that he has fully recovered his physical and/or mental health and that no recurrence of illness or incapacity can reasonably be anticipated the Company shall withdraw such notice; or

(ii)

by summary notice in writing if the Executive shall at any time: -

(a)

commit any serious or persistent breach of any of the provisions herein contained (and to the extent that such breach is capable of remedy shall fail to remedy such breach within 30 days after written warning given by the Board);

(b)

be guilty of any grave misconduct or willful default or neglect in the discharge of his duties hereunder (and to the extend that such breach is capable of remedy shall fail to remedy such breach within 30 days after written warning given by the Board);

(c)

become bankrupt or have a receiving order made against him or suspend payment of his debts or compound with his creditors generally;

(d)

become a lunatic or of unsound mind;

(e)

absent himself from the meetings of the Board during a continuous period of three months, without special leave of absence from the Board, and his alternate director (if any) shall not during such period have attended in his stead;

(f)

become prohibited by law from acting as a Executive;

(g)

be guilty of conduct tending to bring himself or any company in the Group into disrepute;

(h)

be prohibited by law from fulfilling his duties hereunder; or

(i)

be convicted of any criminal offence (other than an offence which in the reasonable opinion of the Board does not affect his position as a director of the Company).

(B)

If the Company becomes entitled pursuant to Clause 11(A)(2)(ii) above to terminate the Appointment it shall be entitled (but without prejudice to its right subsequently to terminate the Appointment on the same or any other ground) to suspend the Executive without payment of salary in full or in part for so long as it may think fit.

(C)

If the Executive shall have refused or failed to agree to accept without reasonable grounds an appointment offered to him, on terms no less favorable to him than the terms in effect under this Agreement, by a person or company which has either acquired or agreed to acquire the whole or substantially the whole of the undertaking and assets of the Company or which shall own or has agreed to acquire the whole or not less than 90% of the issued share capital of the Company, the Executive shall have no claim against the Company by reason of the subsequent voluntary winding up of any company in the Group or of the disclaimer or termination of this Agreement by the Company within three months after such refusal or failure to agree.

(A)

On the termination of the Appointment howsoever arising the Executive shall: -

(1)

at any time and from time to time hereafter at the request of the Company resign from office as a Executive of the Company and all offices held by him in any company in the Group and shall transfer without payment to the Company or as the Company may direct any qualifying shares provided by it or any shares held by the Executive as nominee for the Company or any company in the Group and the Executive hereby irrevocably appoints the Company to be his attorney and in his name and on his behalf to sign and do any documents or things necessary or requisite to give effect thereto and a certificate in writing signed by any director or by the secretary of the Company for the time being that any instrument or act falls within the authority hereby conferred shall be conclusive evidence that such is the case and any third party shall be entitled to rely on such certificate without further enquiry provided however that such resignation or resignations shall be given and accepted on the footing that it is or they are without prejudice to any claims which the Executive may have against any such company or which any such company may have against the Executive arising out of this Agreement or of the termination of the Appointment; and

(2)

forthwith deliver to the Company all books, documents, papers, materials, credit cards (if any) and other property of or relating to the business of the Group which may then be in his possession or under his power or control.

(E)

Save as expressly provided herein, neither party may terminate this Agreement.

12.

Restrictions on the Executive

(A)

During the Appointment the Executive shall not, and shall procure that none of his Associates shall, be directly or indirectly engaged in or concerned with or interested in any business which is in any respect in competition with or similar to the Business unless otherwise approved by the Board Provided that this shall not prohibit the holding (directly or through nominees) of investments listed on any stock exchange as long as not more than 5% of the issued shares or stock of any class of any one company shall be so held save that this restriction shall not apply to any holding of shares or stock of the Company.

(B)

The Executive shall not either during or after the termination of the Appointment without limit in point of time except authorized or required by his duties: -

(1)

divulge or communicate to any person except to those of the officials of the Group whose province it is to know the same; or

(2)

use for his own purpose or for any purpose other than that of the Group; or

(3)

through any failure to exercise all due care and diligence cause any unauthorized disclosure of, any secret confidential or private information: -

(i)

relating to the dealings, organization, business, finance, transactions or any other affairs of the Group or its clients or customers; or

(ii)

relating to the working of any process or invention which is carried on or used by any company in the Group or which he may discover or make during the Appointment; or

(iii)

in respect of which any company within the Group is bound by an obligation of confidence to any third party but so that these restrictions shall cease to apply to any information or knowledge which may (otherwise than through the default of the Executive) become available to the public generally without requiring a significant expenditure of labour, skill or money.

(C)

Subject to the exception provided under Clause 12(A), for a period of 1 year after the expiry or the termination of the Appointment, the Executive, will not and will procure that his Associates do not: -

(1)

engage or be engaged in Hong Kong, the People’s Republic of China, or elsewhere whether directly or indirectly in any business which is in competition with or similar the Business;

(2)

take up employment with any person, firm, company or organization engaged in Hong Kong, the People’s Republic of China or elsewhere, whether directly or indirectly, in or operating any part of the Business (but this restriction shall not operate so as to prohibit an employment none of the duties of which relate to the Business) or assist any such person, firm, company or organization with technical, commercial or professional advice in relation the Business;

(3)

either on his own account or for any person, firm, company or organization solicit or entice or endeavor to solicit or entice away from any company within the Group any director, manger or servant of any company in the Group whether or not such person would commit any breach of his contract of employment by reason of leaving the service of the relevant company in the Group;

(4)

directly or indirectly employ any person who has at any time during the currency of the Appointment been a director, manager or servant of or consultant to any company in the Group and who by reason of such employment is or may be likely to be in possession of such information which if that person was the Executive would be covered by the confidentiality restrictions of this Clause 12; and

(5)

either on his own account or for any person firm company or organization solicit business from any person firm company or organization which at any time during the currency of the Appointment has dealt with the Company or any other company in the Group or which on the termination of the Appointment is in the process of negotiation with the Company or any such company in the Group in relation the Business.

(A)

The Executive shall not at any time make any untrue or misleading statement in relation the

Group.

(B)

Since the Executive may obtain in the course of the Appointment by reason of services rendered for or offices held in any other company in the Group knowledge of the trade secrets or other confidential information of such company the Executive hereby agrees that he will at the request and cost of the Company or such other company enter into a direct agreement or undertaking with such company whereby he will accept restrictions corresponding to the restrictions herein contained (or such of them as may be appropriate in the circumstances) in relation to such products and services and such area and for such period as such company may reasonably require for the protection of its legitimate interests.

(C)

All notes memoranda records and writings made by the Executive in relation to the Business or concerning any of its dealings or affairs or the dealings or affairs of any clients or customers of the Group shall be and remain the property of the Group and shall be handed over by him to the Company (or to such other company in the Group as the case may require) from time to time on demand and in any event upon his leaving the service of the Company and the Executive shall not retain any copy thereof.

(D)

The covenants in each paragraph of sub-clause (C) are independent of each other and are not to be construed restrictively by reference to one another.

(E)

While the restrictions contained in this Clause are considered by the parties to be reasonable in all the circumstances it is recognized that restrictions of the nature in question may fail for technical reasons unforeseen and accordingly it is hereby agreed and declared that if any such restrictions shall be adjudged to be void as going beyond what is reasonable in all the circumstances for the protection of the interests of the Company but would be valid if part of the wording thereof were deleted or the periods (if any) thereof were reduced the said restriction shall apply with such modifications as may be necessary to make it valid and effective.

13.

Inventions and Other Industrial or Intellectual Property

(A)

The parties foresee that the Executive may make inventions or create other industrial or intellectual property in the course of his duties hereunder and agree that in this respect the Executive has a special responsibility to further the interests of the Group.

(B)

Any invention or improvement or design made or process or information discovered or copyright work or trade mark or trade name or get-up relating to the Business created by the Executive during the continuance of the Appointment (whether capable of being patented or registered or not and whether or not made or discovered in the course of his Appointment) in conjunction with or in any way affecting or relating to the Business or capable of being used or adapted for use therein or in connection therewith shall (unless such invention or improvement or design was made or process or information discovered or copyright work or trade name or get-up were in existence prior to the commencement of a similar business by any company in the Group) forthwith be disclosed to the Company and shall belong to and be the absolute property of such company in the Group as the Company may direct.

(A)

The Executive shall subject to Clause 14(B) above, if and whenever required so to do by the Company at the expense of a company in the Group apply or join with such company in applying for letters patent or other protection or registration for any such invention improvement design process information work trade mark trade name or get-up relating to the Business as aforesaid which belongs to such company and shall at the expense of such company execute and do all instruments and things necessary for vesting the said letters patent or other protection or registration when obtained and all right title and interest to and in the same in such company absolutely and as sole beneficial owner or in such other person as the Company may specify.

(D)

The Executive hereby irrevocably appoints the Company to be his Attorney in his name and on his behalf to execute and do any such instrument or thing and generally to use his name for the purpose of giving to the Company the full benefit of this Clause and a certificate in writing signed by any director or by the secretary for the time being of the Company that any instrument or act falls within the authority hereby conferred shall be conclusive evidence that such is the case and any third party shall be entitled to rely on such certificate without further enquiry.

14.

Waiver

(A)

Time is of the essence of this Agreement but no failure or delay on the part of either party to exercise any power, right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by either party of any power, right or remedy preclude any other or further exercise thereof or the exercise of any other power, right or remedy by that party.

(B)

The remedies provided herein are cumulative and are not exclusive of any remedies provided by law.

15.

Former Service Agreement

(A)

This Agreement shall supersede all and any previous agreements entered into between any company in the Group and the Executive and for any terms of employment previously in force between any such company and the Executive, whether or not on a legal or formal basis.

(B)

The Executive hereby acknowledges that he has no claim of any kind against any company in the Group and without prejudice to the generality of the foregoing he further acknowledges that he has no claim for damages against any company in the Group for the termination of any previous service agreements for the purpose of entering into this Agreement.

16.

Notices

All notices, requests, demands, consents or other communication to or upon the parties under or pursuant to this Agreement shall be in writing addressed to the relevant party at such party’s address set out below (or at such other address as such party may hereafter specify to the other party) and shall be deemed to have been duly given or made: -

(1)

in the case of a communication by letter 10 days (if overseas) or 48 hours (if local) after dispatch or, if such letter is delivered by hand, on the day of delivery; or

(2)

in the case of a communication by telex or facsimile, when sent provided that the transmission is confirmed by the answer back of the recipient (in the case of telex) or by a transmission report (in the case of facsimile).

The Company’s address:

420 E. Pleasant Run Road

Suit 346

186 Cedar Hill

Texas, 75104

USA

The Executive’s address:

32B Block 2

Kwong Fung Terrace

167 Third Street, HK

17.

Assignability

This Agreement shall be binding upon and ensure to the benefit of each party hereto and its successors and assigns and personal representatives (as the case may be), provided always that the Executive may not assign his obligations and liabilities under this Agreement without the prior written consent of the Company.

18.

Relationship

None of the provisions of this Agreement shall be deemed to constitute a partnership or joint venture between the parties for any purpose.

19.

Amendment

This Agreement may not be amended, supplemented or modified except by a written agreement or instrument signed by or on behalf of the parties hereto.

20.

Severability

Any provision of this Agreement prohibited by or unlawful or unenforceable under any applicable law actually applied by any court of competent jurisdiction shall, to the extend required by such law, be severed from this Agreement and rendered ineffective so far as is possible without modifying the remaining provisions of this Agreement.  Where, however, the provisions of any such applicable law may be waived, they are hereby waived by the parties to the full extend permitted by such law to the end that this Agreement shall be a valid and binding agreement enforceable in accordance with its terms.

21.

Law and Jurisdiction

This Agreement shall be governed by and construed in all respects in accordance with the laws of Hong Kong Special Administrative Region and the parties hereby submit to the non-exclusive jurisdiction of the courts of Hong Kong Special Administrative Region.

IN WITNESS whereof this Agreement has been duly executed the day and year first above written.

SIGNED by

)

)

for and on behalf of

)

CHINA MEDIA GROUP CORPORATION

)

/s/ Con Unerkov

in the presence of: -

)

Director

SIGNED by

)

)

ALEX HO

)

/s/Alex Ho

in the presence of: -

)

Item 14

Code of Ethics

PURPOSE
This Code of Ethics is established pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which requires that the Company establish a code of ethics to apply to the Company and its subsidiary's senior executive, operations and financial officers, including but not limited to, the Company's Chief Executive Officer, President, Chief Operational Officer, Chief Financial Officer, Controller, and the principal executive, operations, and financial officers of the Company's subsidiaries ("Senior Management").

Senior Management should note that simply complying with laws or following widespread business practices may not be enough to comply with this Code of Ethics. It is therefore very important that the Senior Management read and understand this Code of Ethics.

If any member of Senior Management (a "Senior Manager") has a question regarding this Code of Ethics, then such Senior Manager should contact the Company's Outside Corporate Counsel. If any Senior Manager has information, concerns, or suspicions regarding any illegal or unethical conduct, then such Senior Manager should immediately contact the Company’s outside Corporate Counsel. Designation and address of the Corporate Counsel is on file in the Company’s Chief Financial Officer’s office and in the Chief Executive Officer’s office and in the Company’s SEC filings.

The purpose of this Code of Ethics is to deter wrong doing and to promote:

1.

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

Full, fair, accurate, timely, and understandable disclosure in the periodic reports required to be filed by the Company and in the Company's public communications;

3.

Compliance with applicable governmental laws and regulations;

4.

The prompt internal reporting of violations of this Code of Ethics to an appropriate person or persons identified in this Code of Ethics; and

5.

Accountability for adherence to this Code of Ethics.

SCOPE
This policy applies to the Company's President, Chief Executive Officer, Chief Financial Officer, Controller, and Directors.

This policy is in addition to all other policies of the Company and its subsidiaries.

DISTRIBUTION
All Senior Management of the Company and its subsidiaries.

CODE OF ETHICS

•

Senior Managers must follow the accounting rules and controls set forth by the SEC and the Financial Accounting Standards Board.

•

Senior Managers must also comply with the obligations set out in the Sarbanes-Oxley Act of 2002.

•

Senior Managers shall, when required, provide full, fair, accurate, timely, and understandable disclosure in the periodic reports that the Company is required to file. Accordingly, all account books, budgets, project evaluations, expense accounts and other papers utilized in maintaining business records must accurately report the matters to which they relate.

•

All assets and liabilities of the Company must be carefully and properly set forth in the Company's financial records.

•

The Company's outside accountants must be given full access to all information of the Company necessary for them to properly conduct any audit of the Company or any subsidiary or division of the Company.

•

Senior Managers shall not conceal a mistake in the Company's financial reporting. All such mistakes must be fully disclosed and corrected as promptly as possible. Falsification of any Company record is strictly prohibited and will result in instant dismissal and possibly criminal charges being laid.

•

Senior Managers may not request or be granted a loan or payroll advance from the Company.

•

All Senior Managers must comply with all applicable securities laws and the Company's Insider Trading Policy.

•

Senior Managers must strive to apply high ethical, moral and legal principles in every aspect of their business dealings with other Employees, the public, the business community, stockholders, customers, suppliers and governmental and regulatory authorities.

•

Senior Managers must avoid any activities that would involve the Company in any practice that is not in compliance with this Code of Ethics.

•

The Company will not excuse any violation of this Code of Ethics by a Senior Manager even if the violation was specifically requested or directed by another Senior Manager.

•

Only the Board of Directors with approval of Corporate Counsel can authorize a waiver of this Code of Ethics, and any such waiver must be made in writing.

•

Each member of Senior Management must alert the Board and Corporate Counsel, whenever an illegal, dishonest, or unethical act is discovered or suspected by such Senior Manager. No Senior Manager will be penalized by the Company for reporting his or her discovery of such acts or for reporting suspicions of such acts provided that such member is not a party to or responsible (alone or with others) for such acts.

•

Conflicts of interests are to be avoided by Senior Management. A conflict of interest exists if a Senior Manager's actions are, or could reasonably appear to be, influenced, directly or indirectly, by personal considerations or by actual or potential personal benefit or gain. If a conflict of interest is unavoidable it must be disclosed at the earliest opportunity. Conflicts of interests can arise with respect to financial and business interests, investments, relationships with suppliers, and the offering of prizes, samples, gifts, gratuities or incentives.

ADMINISTRATION OF CODE OF ETHICS
This Code of Ethics shall be administered as follows:

1.

Responsibility for Administration

The President of the Company (the "Ethics Administrator") shall be responsible for interpreting and administering this Code of Ethics. In discharging its responsibilities, the Ethics Administrator may engage such agents and advisors as it shall deem necessary or desirable, including but not limited to attorneys and accountants.

2.

Scope of this Code of Ethics

The Ethics Administrator shall periodically, in light of the experience of the Company, review this Code of Ethics. Also any member of the Company’s Board of Directors as they deem it necessary should seek to ensure that (i) this Code of Ethics conforms to applicable Law, (ii) this Code of Ethics meets or exceeds industry standards, and (iii) any weaknesses in this Code of Ethics or any other Policy of the Company that are revealed through monitoring, auditing, and reporting systems are eliminated or corrected.

3.

Waiver or Amendment of this Code of Ethics

The Ethics Administrator, with approval of Corporate Counsel, may grant a specific, limited waiver of any provision of this Code of Ethics if the Ethics Administrator determines, based on information that the Ethics Administrator deems credible and persuasive, that such a limited waiver is appropriate under the specific circumstances (and each fact situation will be a separate case). If the Ethics Administrator waives any provision of this Code of Ethics, then the Company shall make an immediate disclosure of such waiver in a manner permitted by applicable law. This Code of Ethics may be amended only by the Board, with approval of Corporate Counsel.

4.

Monitoring and Auditing

The information developed by the Company's independent accountants in performing their audit engagement on behalf of the Company by the Company's internal auditors in the performance of their assigned responsibilities shall be made available to the Ethics Administrator as a means of monitoring compliance with this Code of Ethics.

5.

Reporting System

Any suspected violation of this Code of Ethics shall be promptly reported to the Ethics Administrator.

6.

Investigation of Violations

If the Company receives information regarding an alleged violation of this Code of Ethics, then the Ethics Administrator shall:

1.

evaluate such information as to gravity and credibility;

2.

if necessary, initiate an informal inquiry or a formal investigation with respect thereto:

3.

if appropriate, prepare a written report of the results of such inquiry or investigation, including recommendations as to the disposition of such matter;

4.

if appropriate, make the results of such inquiry or investigation available to the public (including disciplinary action); and

5.

if appropriate, recommend changes to this Code of Ethics that the Ethics Administrator deems necessary or desirable to prevent similar violations of this Code of Ethics.

7.

Disciplinary Measures

This Code of Ethics shall be enforced through appropriate disciplinary actions. The Ethics Administrator shall determine whether violations of this Code of Ethics have occurred and, if so, recommend to the Company's Board of Directors, the disciplinary actions to be taken against any Executive Officer who has violated this Code of Ethics. Final decisions regarding disciplinary action shall be determined by the Board. Disciplinary actions may include counseling, oral or written reprimands, warnings, probations or suspensions (with or without pay), demotions, reductions in salary, terminations of employment, and restitution.

The jurisdiction of the Ethics Administrator shall include, in addition to the Executive Officer that violated this Code of Ethics, any other Employee involved in the wrongdoing such as (i) persons who fail to use reasonable care to detect a violation and (ii) persons who were requested to divulge information about a suspected violation of this Code of Ethics, but withheld material information regarding a suspected violation.

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company

I, Con Unerkov, certify that:

1. I have reviewed this annual report on Form 10-KSB of China Media Group Corporation (fka. International Debt Exchange Associates, Inc.);

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

Date: April 12, 2006

/s/ Con Unerkov

-----------------------

Con Unerkov

Chief Executive Officer and Chief Financial Officer

Exhibit 32

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation (fka. International Debt Exchange Associates, Inc.)  a Texas corporation (the "Company") on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to China Media Group Corporation, and will be retained by China Media Group Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Con Unerkov

--------------------------

Con Unerkov

Chief Executive Officer and Chief Financial Officer

April 12, 2006