Form 10-Q
period 2006-03-31
China Media Group CORP
filed 2006-05-16
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

of incorporation

or organization)

9901 I.H. 10 West, Suite 800, San Antonio, TX             78230

---------------------------------                                         ----------------

(Address of registrant's principal executive offices)            (Zip Code)

+1 310 689 8859

------------

(Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X          No

                        -------           -------

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

As of May 6, 2006 there were 345,774,145 no par value common stock of the Company issued and outstanding.

#

PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CHINA MEDIA GROUP CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$93,381
Prepayments, deposits and other receivables	18,445
111,826

Non-current assets:
Fixed assetsProperty & equipment, net	11,465
Advance payment for distribution rights	138,000
149,465

Total assets	$ 261,291

LIABILITIES AND STOCKHOLDERS' DEFICITEQUITY

Current liabilities:
Accrued expenses	$ 41,733
Short-term debt	48,800
Other payables	48,094
Due to related parties	38,046
Total current liabilities	176,673

Long-term debt	18,800
Total liabilities	195,473

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized;
345,774,145 shares issued and outstanding	470,170
Additional paid-in-capital	80,000
Deficit accumulated during the development stage	(484,352)
Total stockholders' equity	65,818

Total liabilities and stockholders' equity	$ 261,291

    The accompanying notes form an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLDIATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

AND FOR THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

			Period from
	For the Three Month Periods		October 1, 2002
	Ended March 31,		(inception) to
	2006	2005	March 31, 2006

Net revenue	$ -	$ -	$ -

Operating Expenses	-	-	-

Gross profit	-	-	-

Selling, general and administrative
expenses	143,578	31,602	468,207

Loss from operations before other expense
and provision for income taxes	(143,578)	(31,602)	(468,207)

Other expense -
Interest expense	(2,260)	(1,395)	(16,145)

Net loss	$ (145,838)	$ (32,997)	$ (484,352)

Weighted average number of shares -
basic and diluted	345,124,145	343,940,812	345,124,145

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

*Basic and diluted weighted average number of shares is the same since the effect of diluted securities is anti-diluted

The accompanying notes form an integral part of these unaudited consolidated financial statements.

#

CHINA MEDIA GROUP CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (OCTOBER 1, 2002 TO MARCH 31, 2006

(UNAUDITED)

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Deferred	development	stockholders'
	Shares	Amount	capital	compensation	stage	equity (deficit)

Balance at October 1, 2002	-	$ -	$ -	$ -	$ -	$ -
(inception)

Issuance of founder shares for
services at $0.001 per share -
October 2002	283,333,336	2,550	-	-	-	2,550

Issuance of shares for services
at $0.15 per share -
October 2002	41,666,698	56,250	-	-	-	56,250

Deferred compensation	-	-	-	(42,188)	-	(42,188)

Issuance of shares for cash at $0.15
per share - December 2002	17,581,444	23,735	-	-	-	23,735

Capital contribution for office
space and salary expense	-	-	5,800	-	-	5,800

Net loss	-	-	-	-	(32,315)	(32,315)

Balance at December 31, 2002	342,581,478	82,535	5,800	(42,188)	(32,315)	13,832

IssuanceSale of shares for cash at $0.15
per share - February 2003	1,359,334	1,835	-	-	-	1,835

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Amortization of deferred
compensation	-	-	-	42,188	-	42,188

Net loss	-	-	-	-	(122,724)	(122,724)

Balance at December 31, 2003	343,940,812	84,370	34,600	-	(155,039)	(36,069)

Capital contribution for office
space and salary expense	-	-	28,800	-	-	28,800

Net loss	-	-	-	-	(51,572)	(51,572)

Balance at December 31, 2004	343,940,812	84,370	63,400	-	(206,611)	(58,841)

Capital contribution for office
space and salary expense	-	-	14,400	-	-	14,400

Change to no par value stock	-	77,800	(77,800)	-	-	-

Net loss	-	-	-	-	(131,903)	(131,903)

Balance at December 31, 2005	343,940,812	162,170	-	-	(338,514)	(176,344)

Issuance of sharesStock issued for cash	833,333	170,000	80,000	-	-	250,000

Issuance of sharesStock issued for acquisition of	1,000,000	138,000	-	-	-	138,000
distribution rights

Net loss	-	-	-	-	(145,838)	(145,838)

Balance at March 31, 2006	345,774,145	$ 470,170	$ 80,000	$ -	$ (484,352)	$ 65,818

The accompanying notes form an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

AND FOR THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

			For the period
	For The Three Month Period Ended		from October 1, 2002
	March 31,		(inception) to
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$ (145,838)	$ (32,997)	$ (484,352)
Depreciation	166	-	166
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of sharesStock issued for acquisition of
for services	-	-	58,800
Services provided as addition to equity	-	7,200	77,800

Increase in current assets:
Prepaid expenses	(18,445)	(4,750)	(18,445)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	10,920	19,954	36,184
Other payables	48,094	-	48,094
Deposit from customer	-	5,000	-
Due to related parties	(30,886)	1,395	43,595

Total adjustments	(9,849)	28,799	246,194

Net cash used in operating activities	(135,989)	(4,198)	(238,158)

Cash flows from investing activities:
Purchase of fixed assetsPproperty & equipment	(11,631)	-	(11,631)
	______________	______________	__________________
Net cash used in investing activities	(11,631)	-	(11,631)

Cash flows from financing activities:
Proceeds from issuance of debtloans	-	12,000	83,600
Payment of debtloanst	(16,000)		(16,000)
Issuance of common stockshares and warrants	250,000	-	275,570

Net cash provided by financing
activities	234,000	12,000	343,170

Net increase in cash and
cash equivalents	86,380	7,802	93,381

Cash and cash equivalents, beginning	7,001	411	-

Cash and cash equivalents, ending	$ 93,381	$ 8,213	$ 93,381

Supplemental disclosure of cash flow information:
Interest paid	$ 3,700	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash financing activity:

A former officer of the Company provided office space to the Company for $1,400 per month, on a month-to-month basis, and received a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital before June 30, 2005 and as due to related party after June 30, 2005. For the three month periods ended March 31, 2006 and 2005, and the period from October 1, 2002 (inception) to March 31, 2006, the Company recognized office expense of $Nil, $4,200, and $50,400, respectively.

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

In March 2006, the Company issued 1,000,000 shares of common stock as an advance payment for the acquisition of distribution rights for convergent device.  The 1,000,000 common stock was valued at $138,000 which was the market value of the Company’s stock on the date of issuance.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Media Group Corporation, (formerly International Debt Exchange Associates, Inc.) (the "Company") is a Texas corporation, incorporated on October 1, 2002. The Company is currently a development stage enterprise.

On September 19, 2005, the Company filed a certificate of amendment of articles of incorporation to change its name to China Media Group Corporation.

The Company is a “Next Generation” advertising/media company focusing on the Chinese market. As of March 31, 2006, the Company has had no revenue.

In February 2006, the Company established Ren Ren Media Group Limited, a wholly owned subsidiary in Hong Kong and commenced operations in advertising/media.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ren Ren Media Group Limited. All material inter-company accounts have been eliminated in consolidation

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation for property and equipment is computed using the straight-line method over an estimated useful life of three years for computer equipment and five years for non-electronic property.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2006:

Accrued interest $10,079 Accrued accounting 6,500 Accrued salaries 19,004 Accrued other 6,150 Total $41,733

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

Foreign Currency Translation

The  accounts of the Company’s Hong Kong subsidiary are  maintained, in the Hong Kong dollars (HK). Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the HK as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of MMarch 31, 2006 and for the three months month periods ended March 31, 2006 and 2005 and since inception, such differences were immaterial.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period’s financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 3

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2006, the Company has not generated any revenue and has incurred an accumulated deficit totaling $484,352 at March 31, 2006 and its current liabilities exceed its current assets by $64,847.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In January 2006, the Company issued 1,000,000 shares of common stock valued at $138,000 as an advance payment for the acquisition of distribution rights for convergent device. The shares were valued at the market price on the date of issuance.

In February 2006, the Company sold 833,333 shares of common stock and 1,666,666 warrants for $250,000. The Company recorded the fair value of the warrants as additional paid in capital. The fair value of these warrants was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.30%; dividend yield of 0%; expected weighted average option life of 1 year; and volatility of 130%.

All fractional shares are rounded up and the authorized shares remain the same. The consolidated financial statements have been retroactively restated for the effects of the above stock splits.

NOTE 5

DUE TO DIRECTORS

The due to directors are interests free, unsecured and due on demand. The balance of due to directors is $38,046 as of March 31, 2006.

NOTE 6

RELATED COMPANY TRANSACTIONS

During the three month period ended March 31, 2005, the Company recorded interest of $1,385 on a note payable due to the former officers of the Company. During the three month period ended December 31, 2005, the note payable were transfer to third parties. The interest payable is included in the accrued expense in the accompanying consolidated financial statements.

During three month period ended March 31, 2005, an officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, totaling $4,200, of which, $4,200 was recorded as contribution to capital.  There were no such transaction with related parties for the three month period ended March 31, 2006.

The Company agreed to pay directors a monthly salary for services performed for two years commencing on October 1, 2005 and the agreements shall continue thereafter unless terminated by either parties..  During the three month periods ended March 31, 2006 and 2005, the Company paid the directors a total remuneration of $54,000 and $3,000, respectively, of which $nil and $3,000, respectively, was recorded as contribution to capital.

NOTE 7

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

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High.  The stock purchase transactions have not been complete as of March 31, 2006.

NOTE 8          COMMITMENTS AND CONTINGENCIES

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2006.

OVERVIEW

The Company was incorporated in Texas on October 1, 2002 and was originally formed to be a frozen drink machine rental service. It was intended to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques, social functions and fund raising events, as well as any other type of occasion.  At the beginning of the year, this business was at the first stage of development and the primary focus was on continuing to developing and revising our business strategies.

In 2005, the Company changed its name to International Debt Exchange Associates Inc. reflecting the Company’s intent to become a diverse company through mergers and acquisitions and still maintained the current business as a frozen drink machine rental service.

In September 2005, the Company changed its board of directors whom has since changed the Company name to China Media Group Corporation to reflect the Company’s intent to focus all its efforts in advertising and media in the emerging China market.  Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens.  It is estimated that advertising expenditure in China will surpass those in Japan by 2010, making China the second largest advertising market in the world after the USA.

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

The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales in the coming months.  M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. No other acquisitions have been completed as of this report, but a number of letters of intents and non-binding acquisitions have been made by the Company as announced. Strategically we have signed a non binding Sale and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% of Beijing Ren Ren Health Culture Promotion Limited, a Chinese company that has the nationwide advertising license.   We anticipate to finalize the negotiations for the acquisition for Good World before June 30, 2006.

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

PLAN OF OPERATIONS

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate revenues in the next six months by engaging business operations through internal growth and through strategic acquisition.  In October 2005, the Company announced the signing of two acquisitions agreements in the advertising/media business.  These acquisitions, once completed, are the Company’s first foray into the exciting growth advertising industry in China and USA.  Our strategy is to build on the China advertising/media sector with synergistic operation in USA.  To this end, we have signed agreements to acquire 1) a 50% stake in Beijing Ren Ren Health Promotion Limited, a company that holds a nationwide advertising license in China and 2) a 52% stake in Cody Ventures Corporation, a company that publish and distribute a free publication called “Tidbits” in southwest Dallas Texas area.  In January 2006, the Company further announced the acquisition of the rights to the M.A.G.I.C. Convergent Mobile Devices for the territory of China and Hong Kong, and the possible acquisition of Dongguang Zhishixin Advertising Limited, a company that publishes an Furniture Advertising Newspaper in Southern China.

We have cash and cash equivalents of $93,381 as of March 31, 2006; an increase from the previous year end. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, including completing the acquisitions above, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our offerings and promote our services. Subsequent to the year end, the Company entered into an agreement to sell $250,000 common stock in February 2006 and another $1 million of common stock in 4 equal tranches over the next 8 months thereafter, subject to certain conditions.  Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implement our business plan and build a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Over the course of the next two years, we propose to build up our advertising presences to over 5 regional offices in China.  We have opened an office in Zhuhai and we expect to open 2 more offices within the next few months after finding suitable locations.  Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition subject to available funding. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

We are not currently conducting any research and development activities, other than the continual development of our website both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTH PERIODS ENDED MARCH 31, 2005.

REVENUES.

We have not realized any revenues for the period from October 1, 2002, our date of formation, through the period ended March 31, 2006. We hope to generate revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to begin operations within 6 months.  Our officers and directors have not committed to make any capital contributions to our operations other than what has been announced as to our intended acquisitions and co-operations.

OPERATING EXPENSES.

For the three month period ended March 31, 2006, our total operating expenses were $143,578, all of which were selling, general and administrative expenses. We also had $2,260 in interest expenses, so that our net loss for the three month period ended March 31, 2006 was $145,838. This is in comparison to the same period ended March 31, 2005, where we had $31,602 in selling, general and administrative expenses and $1,395 in interest expenses, making our net loss for that period $32,997.

For the period from our inception on October 1, 2002 through March 31, 2006, our total operating expenses were $468,207, all of which were selling, general and administrative expenses. We also had $ 16,145 in interest expense, so that our net loss for the period from inception to March 31, 2006 was $484,352.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2006, the Company had cash and cash equivalents totaling $93,381 and had fixed assets of $11,465, and intangible assets of $138,000 and other current assets of $18,445. Do they need to disclose the info highlighted?.  The total assets of the Company were $261,291 as of March 31, 2006. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of March 31, 2006, we had current liabilities of $176,673 which were represented by $41,733 in accruals, $48,800 in short term debt to stockholders, $48,094 in other payables, and $38,046 due to related parties. We also had $18,800 in long-term debt to shareholders as of March 31, 2006, making our total liabilities $195,473.

#

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1      Articles of Incorporation*

3.2      Bylaws*

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

On February 14, 2006, a Form 8K was filed to report that on February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited (“Central Star”).  Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period.  Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share.  However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share.   For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and one year anniversary of the date of closing of the initial purchase of the stock.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           China Media Group Corporation, a Texas corporation

May 10, 2006

By:  /s/ Con Unerkov

                                            -----------------------------------

                                            Con Unerkov

                                            President, Director

#

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company

I, Con Unerkov, certify that:

1.

I have reviewed this annual report on Form 10-QSB of China Media Group Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date: May 10, 2006

/s/ Con Unerkov

-----------------------

Con Unerkov

Chief Executive Officer and Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of China Media Group Corporation, a Texas corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2003, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)

The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and result of                  operations of the Company.

A signed original of this written statement required by Section 906 has been provided to China Media Group Corporation, and will be retained by China Media Group Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Con Unerkov

--------------------------

Con Unerkov

Chief Executive Officer and Chief Financial Officer

May 10, 2006

#