Form 10KSB/A
period 2005-12-31
China Media Group CORP
filed 2006-08-11
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB - A

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 000-50431

                          China Media Group Corporation
        (Exact name of small business issuer as specified in its charter)

           Texas                           5813                    75-3016844
(State or other jurisdiction  (Primary Standard Industrial    (I.R.S. Employer
     of incorporation          Classification Code Number)   Identification No.)
     or organization)

            9901 I.H. 10 West, Suite 800, San Antonio, TX       78230
          (Address of Company's principal executive offices) (Zip Code)

                                 +1 310 689 8859
                (Company's Telephone Number, Including Area Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and or disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent fiscal year. $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of June 7, 2006 approximately $6,060,748.

As of June 30, 2006, there were 345,774,145 no par value common stock of the Company issued and outstanding.

Documents incorporated by reference. None

Transitional Small Business Disclosure format (check one): |_| Yes |X| No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company was incorporated in Texas on October 1, 2002 and was originally formed to be a frozen drink machine rental service. It was intended to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques, social functions and fund raising events, as well as any other type of occasion. From the beginning, this business was at the first stage of development and the primary focus was on continuing to developing and revising our business strategies.

In January 2005, the Company changed its name to International Debt Exchange Associates Inc. reflecting the Company's intent to become a diverse company through mergers and acquisitions and still maintained the current business as a frozen drink machine rental service.

In September 2005, the Company changed its board of directors whom has since changed the Company name to China Media Group Corporation to reflect the Company's intent to focus all its efforts in advertising and media in the emerging China market. Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens. It is estimated that advertising expenditure in China will surpass those in Japan by 2010, making China the second largest advertising market in the world after the USA.

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this the Company established 4 strategic business units being "Television", "Advertising" "Print" and "Telecommunications and Mobile Computing".

No acquisitions have been completed as of this report, but a number of letters of intent and non-binding acquisition agreements have been made by the Company as announced in the period. In summary, the update of some of the events are as follows:

Non-binding Acquisition Agreements

Strategically we have signed a non binding Sale and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% of Beijing Ren Ren Health Culture Promotion Limited. The Company will commence the audit of Beijing Ren Ren and is working out certain arrangements on the audit. We anticipate to finalize the negotiations for the acquisition for Good World before September 30, 2006.

We also have a non-binding Sales and Purchase Agreement to acquire a controlling interests in Cody Ventures Corporation. The Company had on-going discussions on the business of Cody with its business owners and expected to entered into the due diligence after completion of the initial discussions. However, the Company has determined not to complete the proposed transaction and terminated the Agreement.

As announced on or about February 2, 2006 the Company entered into an Stock Purchase Agreement to acquire the controlling interests in DongGuan Zhishixin Advertising Limited. The Company is still conducting its due diligence at the date of this report.

Advertising Unit

On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited. As further announced later, Beijing Ren Ren had obtained approval for over 600 sign ad placements of which about 90 location placements have been approved in Chao Yuan District in Beijing. Beijing Ren Ren has initially provided about 12 ad placements in the Chao Yuan District for the Company to sell advertising in June 2006. No advertising revenue has been generated from these signs.

Furthermore on or about December 7, 2005 the Company entered into a cooperation agreement with Harbin Shendong Advertising Co. Limited on developing adverting revenue in Harbin, which then progress to discussions on acquisition of 9 signs from Harbin Shengdong. The Company is having on going discussion with Harbin Shendong on the acquisition of the 9 signs. No revenue has been generated from these signs.

On or about December 9, 2005 the Company entered into a cooperation agreement with DreamWorks Movie & TV Culture Media Co. Limited on developing the advertising market for Changsha. We are working with DreamWorks to secure customers to advertise in Changsha, but at the date of this report no revenue has been generated.

On or about December 12, 2005 the Company entered into a cooperation agreement with Dalian Goal Media Limited to allow us to tap into existing target market of Dalian. We are working with Dalian Goal Media to secure customers to advertise in their print magazine, but at the date of this report no revenue has been generated.

On or about February 6, 2006 the Company entered into a cooperation agreement with Nanjing Jingcai Advertising Co. Limited to develop advertising and health awareness advertising in Nanjing. No further update from the last report to the date of this report and, at the date of this report no revenue has been generated.

On or about April 27, 2006 the Company announced being appointed as the overseas advertising agent for the 2006 Zhuhai Airshow. We are selling the advertising ad space for the upcoming airshow to be held from October 31 to November 5 2006, but at the date of this report no revenue has been generated.

Telecommunications Unit

On or about January 23, 2006, the Company announced the establishment of the Telecommunications and Mobile Computing Division to focus on the new media advertising where we would take advantage of new convergent devices for telecommunications advertising. The Company has appointed Mr. Paul Scanlan to head this unit. The business of selling advertising through telecommunications media and devices is still at an early stage as we are developing strategies to effectively enter the market. No revenue has been generated from advertising through telecommunications media and devices at the date of this report.

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales in the coming months. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit in May 2006 and is still conducting compliance, functional, stability, load and usability testing on the device prior to testing by our resellers and partners. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

The Company also announced on or about January 17, 2006 that it has signed a Letter of Intent with DreamWorks Movie & TV Culture Media Co. Ltd to jointly develop mobile TV network in Hunan Province and advertising on such mobile network. No further update since the last report. No revenue has been generated from this cooperation.

Hospital Advertising Unit

On or about December 13, 2005 the Company announced that it will undertake the advertising works inside/outside of the Changsha Central Hospital to introduce domestic and international healthcare companies to advertise at the hospitals. Also on or about February 27, 2006 the Company announced that it has been appointed to undertake the advertising placement work for Beijing Number 6 Hospital. Our staff continues to work to secure advertising customers for both these hospitals. No revenue has been generated from the placement from these two hospitals at the date of this report.

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

OUR SERVICES. We plan to offer advertising services in China. These advertising services would be across all media. We will offer our customers selective advertising on specific media for a nationwide campaign. China's advertising industry is still young and fragmented. We aim to differ from other advertisers so that we can provide nationwide campaigns across all media spectrum. To this end, we will work to secure strategic ad placements in key cities in China so that our customers will have the ability to launch nationwide campaigns. Furthermore with the upcoming 2008 Olympics in Beijing, we expect that there will be considerable interest in advertising products and services by international and multinational companies and we will try to secure ad placements in key locations in Beijing. Our customers then will have prominent display/advertising at the Olympic games.

OUR WEBSITE. We have developed a website at www.chinamediagroup.net to allow website visitors to view our services and updated news and events.

OUR GROWTH STRATEGY.

We intend to grow our business by the business relationships that we have established through cooperation agreements and by acquisitions of strategic placement companies, provided that we have adequate capital and funding in place to fulfill our business plan. We plan to build up our regional offices in key cities in China to undertake our advertising works in that city and as well to act as a coordination center for the surrounding provinces and cities. We will also actively seek strategic partners to work on a cooperative basis or synergistic acquisitions so that we can fast track the acquisition of human resources, contacts and customer base. We will aggressively seek key ad placements for each city for our customers. In the end our strategy is to have enough placements throughout China to offer nationwide advertising campaigns to our multinational customers.

OUR COMPETITION.

China has opened up its advertising industry to foreigners although there are still restrictions. Thus we face significant competition from existing advertisers both domestic and international based. There are currently numerous local and national corporate entities that we will be competing with us as well as smaller sole proprietorships. We have not yet begun to compete but anticipate competing directly with other advertisers that have been set up longer than we have and that have established reputations and clientele. We will work on advertising across all media to make our advertising services more competitive in the market place. We cannot guarantee that we will compete effectively with those competitors. Many of those competitors have greater financial and other resources and more experience in negotiating and obtaining advertising contracts than we have, and may have pre-existing relationships with customers.

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations applied to businesses generally in the United States. We believe that we comply with the requirements for any licenses or approval to pursue our business plan. We have obtained our Sales and Use Tax Permit from the Texas

Comptroller of Public Accountants. In locations where we operate, such as China, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws and regulations in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance with the relevant laws and regulations.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

INTELLECTUAL PROPERTY. We do not presently own any patents, copyrights, licenses, concessions or royalties.

EMPLOYEES. As of December 31, 2005, we have five full time and one part-time employee; one full time employee and one part time employee are also our officers. At the date of this report, we have increased our full time employees to six. We anticipate that we will hire more employees in the next six months in line with the expanded operations we anticipate. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

ITEM 2. DESCRIPTION OF PROPERTY.

PROPERTY HELD BY US. As of December 31, 2005, we have no tangible or real property.

OUR FACILITIES. As at December 31 2005, our executive, administrative and operating office was located at 26 Floor, 88 Lockhart Road, Wanchai, Hong Kong. In February 2006, we officially opened our executive, administrative and operating offices in Hong Kong which is located at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong. The Company uses about 1,500 square feet of this office at a cost of about US$4,530 per month. The lease is for two years commencing on January 15, 2006.

The other operating offices are located in (i) Beijing, at 1502 YongZe Yuan, No. 5 Yonghe Tower, Dongchen District, Beijing 100013, China, where we have an administration office of approximately 100 square feet to handle sales enquiry and (ii) Zhuhai, at Room 708, Golden Holiday Hotel, No. 71 Jinghe Street, Jida, Zhuhai, China where we have a 100 square feet office to handle sales enquiry. Both these offices are rent free, without a written lease agreement..

We believe that our facilities for the short term are adequate for our needs, but we will seek additional suitable space when the operation expands to warrant the additional space requirement.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

On or about February 6, 2006, the Company received correspondence from the Florida Attorney General's office regarding some complaints on some transmissions of unsolicited facsimile allegedly from the Company and was advised of potential civil penalties. The Company's legal council contacted the Attorney General office to state that the Company has never sent or authorized any unsolicited facsimile transmission, and that the Company has taken every possible effort to distance from these unauthorized transmissions including adding a "pop up" window on its website. The Company has offered its assistance in any investigation to the Attorney General office. The Attorney General office has not imposed any penalties on the Company to date. The Company would vigorously defend any such civic action if pursued.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None/Not applicable.

                                    PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders. We are subject to the annual and periodic reporting requirements of the Securities Exchange Act of 1934 and in accordance therewith file current, quarterly and annual reports and other information with the Securities and Exchange Commission. You may read and copy the reports and other information filed by us with the SEC without charge at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549, and copies may be obtained at prescribed rates from the Public Reference Section at 100 F Street, N.E., Washington, DC 20549. Please telephone the Securities and Exchange Commission at 1-800-SEC-0330 for further information about the public reference facilities. Our reports and other information also are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. Our website on the internet is at http://www chinamediagroup.net.

Holders. As of March 31, 2006 there were forty-seven record holders of our common stock.

Market Information. We are authorized to issue 85,000,000,000 shares of no par value common stock. Shares or our common stock are quoted and traded from time to time in the over-the-counter market. The Company's stock had not been traded prior to October 2005. During the fourth quarter of 2005, the following information was reported:

            Quarter                  High Bid     Low Bid       Volume
            4thQ 2005                $0.94        0.35          5,828,265

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Recent Sales of Unregistered Securities and Use of Proceeds; Purchases of Our Securities. In March 2006, the Company issued 833,333 common stock at $0.30 per share and 1,000,000 common stock at 0.138 per share, resulting in there being 345,774,145 common shares issued and outstanding. The Company did not purchase any of the securities during the last fiscal year.

Dividends.  There have been no cash  dividends  declared  on our  common  stock.
Dividends are declared at the sole discretion of our Board of Directors and there is no assurance that dividends will be declared in the future since they are dependent upon earnings, the financial condition and financial requirements of the Company, and other factors. We anticipate that any future earnings will be used for growth and development of the business and not for dividends.

Restricted Stock Eligible for Public Sale. As of December 31, 2005, there were 283,333,336 outstanding shares of our common stock which could be sold pursuant to Rule 144. Rule 144 provides, that if all its terms and conditions are satisfied, a person holding restricted securities for a period of one year may sell during any period of three months the greater of one percent of our outstanding shares or the average weekly reported volume of trading during the four calendar weeks prior to entry of the sell order, to a market maker or in ordinary brokerage transactions. Rule 144 also provides that after expiration of a holding period of two years, a nonaffiliate of the Company may sell restricted securities without limitation or restriction, provided that we are current with respect to our reporting requirements.

Equity Compensation Plans. In October 2002, we adopted a stock option plan reserving an aggregate of 211,111,112 shares of common stock for issuance pursuant to the exercise of stock options granted to our employees and consultants. As of December 31, 2005 and December 31, 2004, there were no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

                                                                                             Number of securities
                                                                                          remaining available for
                             Number of Securities to           Weighted average of          future issuance under
                             be issued upon Exercise             exercise price of      equity compensation plans
                             of outstanding options,          outstanding options,          (Excluding securities
                                 warrants and rights           warrants and rights         reflected in column a)
-------------------------------------------------------------------------------------------------------------------
Plan Category                         a                                 b                          c
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders          N/A                              N/A              211,111,112 common shares
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
Approved by security holders          N/A                              N/A                          N/A
-------------------------------------------------------------------------------------------------------------------

Total                                 N/A                              N/A              211,111,112 common shares
-------------------------------------------------------------------------------------------------------------------

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

Holders of shares of our common stock may have difficulty selling their shares because our common stock are subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward-Looking Statements. This section and other parts of this Form 10-K contain forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect",
"estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements in this section and other parts of this FORM 10-K have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED  DECEMBER  31, 2005  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2004.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $7,001 as of December 31, 2005 (December 31, 2004 - $411). We had no other assets as at December 31, 2004 and 2005. As of December 31, 2005, we had current liabilities of $152,545 which were represented by $30,813 in accounts payable and accrued expenses and $68,932 due to related parties and current portion of long term debt of $52,800. As at December 2004, we had current liabilities of $16,452 which were represented by $6,452 due to related parties and short term debt of $10,000. We also had $30,800 and $42,800 in long-term debt as of December 31, 2005 and 2004 respectively, making our total liabilities $183,345 and $59,252 for these two respective years. Overall the total liability position of the Company increased from $59,252 to $183,345 from 2004 to 2005 due to the increase in activities of the Company. We believe that our available cash and cash equivalents as at December 31, 2005 are not sufficient to pay our day-to-day expenditures. We expect to begin generating revenues as a result of our cooperation agreements or acquisitions, but we will have to sell equity or debt securities or borrow funds in order to meet the liquidity requirements of our business plan. There is no assurance that we will be able to do so.

Subsequent to year end, the Company entered into an agreement to sell $250,000 in common stock in February 2006 and another $1 million of common stock in 4 equal tranches over the next 8 months thereafter, subject to certain conditions. The first tranche of $250,000 closed, but the other tranches are subject to renegotiation of the per share price because of the recent decline in the market price for the Company's common shares.

Results of Operations.

Revenues. We had not realized any revenues for the period from October 1, 2002, our date of formation, through December 31, 2005. We hope to generate revenues when we begin to receive contracts from clients or through acquisitions. Dependent upon the availability of operating capital, we intend to begin operations within six months. Our officers and directors have not committed to make any capital contributions to our operations other than what has been announced.

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

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We hope to generate revenues in the next six months through internal growth by engaging business operations and through strategic acquisition. In October 2005, the Company announced the signing of two acquisitions agreements in the advertising/media business. These acquisitions, once completed, are the Company's first foray into the exciting growth advertising industry in China and USA. Our strategy is to build on the China advertising/media sector with synergistic operation in USA. To this end, we have signed agreements to acquire 1) a 50% stake in Beijing Ren Ren Health Promotion Limited, a company that holds a nationwide advertising license in China and 2) a 52% stake in Cody Ventures Corporation, a company that publish and distribute a free publication called "Tidbits" in southwest Dallas Texas area. Subsequent to year end, the Company determined to terminate the proposed Cody Ventures acquisition. Also subsequent to year end, the Company announced the acquisition of the rights to the M.A.G.I.C. Convergent Mobile Devices for the territory of China and Hong Kong, and the possible acquisition of Dongguang Zhishixin Advertising Limited, a company that publishes a Furniture Advertising Newspaper in Southern China.

We have cash and cash equivalents of $7,001 as of December 31, 2005; an increase from the previous year end. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, including completing the acquisitions above, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our offerings and promoting our services. Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implementing our business plan and building a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and to increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Specifically, we estimate that we will require approximately $2,000,000 to commence operations as envisioned below during the next twelve months. The figures and steps outlined below are estimates only, and our actual progress and cost may vary from these estimates and is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

Over the course of the next two years, we propose to build up our advertising presence to over 5 regional offices in China, with the opening of 3 new offices within the next 6 months. Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition subject to available funding. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

                          China Media Group Corporation
             (Formerly International Debt Exchange Associates, Inc.)
                          (A Development Stage Company)

                              Financial Statements

                 As of December 31, 2005 and for the Years Ended
                 December 31, 2005 and 2004, and the Period From
                 October 1, 2002 (Inception) to December 31, 2005

Content                                                                    Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                    1 - 2

Financial Statements:
  Balance Sheet                                                                3
  Statements of Operations                                                     4
  Statements of Stockholders' Deficit                                          5
  Statements of Cash Flows                                                     6
  Notes to Financial Statements                                           7 - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group, Corp.

We have audited the accompanying balance sheet of China Media Group, Corp., a development stage company (the "Company") as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005 and for the period from October 1, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Media Group, Corp. as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, and for the period from October 1, 2002 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated during development stage of $338,514 including net losses of $131,903 for the year ended December 31, 2005. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 28, 2006
--------------------------------------------------------------------------------

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Media Group Corporation
(formerly "International Debt Exchange Associates, Inc.")
Dallas, Texas

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of China Media Group Corporation (formerly "International Debt Exchange Associates, Inc.") for the year ended December 31, 2004 and the period from October 1, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 7, 2005

                          CHINA MEDIA GROUP CORPORATION
             (Formerly International Debt Exchange Associates, Inc.)
                          (A development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
     Cash and cash equivalents                                        $   7,001
                                                                      ---------

               Total assets                                           $   7,001
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accrued expenses                                                 $  30,813
     Short-term debt                                                     52,800
     Due to related parties                                              68,932
                                                                      ---------
               Total current liabilities                                152,545

     Long-term debt                                                      30,800
                                                                      ---------

               Total liabilities                                        183,345

Stockholders' deficit:
     Common stock, no par value, 85,000,000,000 shares authorized;
       343,940,812 shares issued and outstanding                        162,170
     Deficit accumulated during the development stage                  (338,514)
                                                                      ---------
               Total stockholders' deficit                             (176,344)
                                                                      ---------

               Total liabilities and stockholders' deficit            $   7,001
                                                                      =========

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

                          CHINA MEDIA GROUP CORPORATION
             (Formerly International Debt Exchange Associates, Inc.)
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
    AND FOR THE PERIOD FROM OCTOBER 1, 2002 (INCEPTION) TO DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                 For the Period from
                                                       For the Years               October 1, 2002
                                                    Ended December 31,              (inception) to
                                                   2005             2004          December 31, 2005
                                              -------------    -------------     -------------------
Net revenue                                   $          --    $          --        $          --

Cost of revenue                                          --               --                   --
                                              -------------    -------------        -------------

Gross profit                                             --               --                   --

Selling, general and administrative expense         124,469           47,495              324,629
                                              -------------    -------------        -------------

Loss from operations                               (124,469)         (47,495)            (324,629)

Other expense
                Interest expense                     (7,434)          (4,077)             (13,885)
                                              -------------    -------------        -------------

Net loss                                      $    (131,903)   $     (51,572)       $    (338,514)
                                              =============    =============        =============

Weighted average number of shares -
 basic and diluted                              343,940,812      343,940,812          343,940,812
                                              =============    =============        =============

Loss per share - basic and diluted            $       (0.00)   $       (0.00)       $       (0.00)
                                              =============    =============        =============

--------------------------------------------------------------------------------

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities


    The accompanying notes are an integral part of these financial statements

                          CHINA MEDIA GROUP CORPORATION
            (Formerly International Debt Exchange Associates, Inc.,)
                          (A development stage company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
              FROM INCEPTION (OCTOBER 1, 2002) TO DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                                         Deficit
                                                                                                       accumulated        Total
                                               Common stock            Additional                      during the      stockholders'
                                        --------------------------      paid-in        Deferred        development        equity
                                           Shares        Amount         capital      compensation         stage         (deficit)
                                        -----------    -----------    -----------    ------------     -----------      ------------
Balance at October 1, 2002                       --    $        --    $        --     $        --     $        --      $        --
   (inception)

Issuance of founder shares for
   services at $0.001 per share -
   October 2002                         283,333,336          2,550             --              --              --            2,550

Issuance of shares for services
   at $0.15 per share -
   October 2002                          41,666,698         56,250             --              --              --           56,250

Deferred compensation                            --             --             --         (42,188)             --          (42,188)

Sale of shares for cash at $0.15
   per share - December 2002             17,581,444         23,735             --              --              --           23,735

Capital contribution for office
   space and salary expense                      --             --          5,800              --              --            5,800

Net loss                                         --             --             --              --         (32,315)         (32,315)
                                        -----------    -----------    -----------     -----------     -----------      -----------

Balance at December 31, 2002            342,581,478         82,535          5,800         (42,188)        (32,315)          13,832

Sale of shares for cash at $0.15
   per share - February 2003              1,359,334          1,835             --              --              --            1,835

Capital contribution for office
   space and salary expense                      --             --         28,800              --              --           28,800

Amortization of deferred
   Compensation                                  --             --             --          42,188              --           42,188

Net loss                                         --             --             --              --        (122,724)        (122,724)
                                        -----------    -----------    -----------     -----------     -----------      -----------

Balance at December 31, 2003            343,940,812         84,370         34,600              --        (155,039)         (36,069)

Capital contribution for office
   space and salary expense                      --             --         28,800              --              --           28,800

Net loss                                         --             --             --              --         (51,572)         (51,572)
                                        -----------    -----------    -----------     -----------     -----------      -----------

Balance at December 31, 2004            343,940,812         84,370         63,400              --        (206,611)         (58,841)

Rent and salaries paid by stockholder
   at no charge                                  --             --         14,400              --              --           14,400

Change to no par value stock                     --         77,800        (77,800)             --              --               --

Net loss                                         --             --             --              --        (131,903)        (129,903)
                                        -----------    -----------    -----------     -----------     -----------      -----------

Balance at December 31, 2005            343,940,812    $   162,170    $        --     $        --     $  (338,514)     $  (174,344)
                                        ===========    ===========    ===========     ===========     ===========      ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

                          CHINA MEDIA GROUP CORPORATION
             (Formerly International Debt Exchange Associates, Inc.)
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
    AND FOR THE PERIOD FROM INCEPTION (OCTOBER 1, 2002) TO DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                                         For the period
                                                                                                         from October 1,
                                                                          For the Years Ended            2002 (inception)
                                                                              December 31,               to December 31,
                                                                         2005              2004                2005
                                                                    -------------      -------------     ----------------
Cash flows from operating activities:
       Net loss                                                     $    (131,903)     $     (51,572)     $    (338,514)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
                  Issuance of common stock in exchange
                   for services                                                --                 --             58,800
                  Expense paid by stockholders
                   recorded as equity                                      14,400             28,800             77,800
       Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses                    24,361             (9,000)            25,264
                  Due to related parties                                   68,932              4,077             74,481
                                                                    -------------      -------------      -------------

                      Total adjustments                                   107,693             23,877            236,345
                                                                    -------------      -------------      -------------

                      Net cash used in operating activities               (24,210)           (27,695)          (102,169)
                                                                    -------------      -------------      -------------

Cash flows from financing activities:
       Proceeds from issuance of debt                                      30,800             27,800             83,600
       Issuance of common stock                                                --                 --             25,570
                                                                    -------------      -------------      -------------

                      Net cash provided by financing activities            30,800             27,800            109,170
                                                                    -------------      -------------      -------------

Net increase in cash and cash equivalents                                   6,590                105              7,001

Cash and cash equivalents, beginning                                          411                306                 --
                                                                    -------------      -------------      -------------

Cash and cash equivalents, ending                                   $       7,001      $         411      $       7,001
                                                                    =============      =============      =============

Supplemental disclosure of cash flow information:
       Interest paid                                                $          --      $          --      $          --
                                                                    =============      =============      =============
       Income taxes paid                                            $          --      $          --      $          --
                                                                    =============      =============      =============

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

                          CHINA MEDIA GROUP CORPORATION
             (Formerly International Debt Exchange Associates, Inc.)
                          (A development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31, 2005:

Accrued interest                          $13,779
Accrued accounting                          7,000
Accrued other                              10,034
                                          -------
Total                                     $30,813
                                          =======

Income taxes

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

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

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

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2005, the Company has not generated any revenue and has incurred an accumulated deficit totaling $338,514 at December 31, 2005 and its current liabilities exceed its current assets by $145,544. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4 STOCKHOLDERS' EQUITY (DEFICIT)

The Company has no stock issuances during the years ended December 31, 2005 and 2004.

On February 2, 2005, the Company announced 5,000 for 1 stock split of the Company's issued and outstanding common stock which effectuated through a dividend of common stock outstanding as of record date.

In February 2005, the Company also changed the common stock from a par value per share of $.001 to no par value. Accordingly the paid in capital account and the additional paid in value account was reclassified into one paid in value account.

On September 14, 2005, the Company announced a 45 for 1 reverse stock split of the Company's issued common stock.

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

NOTE 7 INCOME TAXES

No provision was made for income tax for the year ended December 31, 2005 and 2004, since the Company had significant net operating loss. In the year ended December 31, 2005 and 2004, the Company incurred net operating losses for tax purposes of approximately $131,000 and $52,000, respectively. Total net operating losses carry forward at December 31, 2005 for Federal and State purpose were $339,000 and $207,000, respectively. The net operating loss carryforwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2005 and 2004 was approximately $135,000 and $70,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                             December 31, 2005  December 31, 2004
Deferred tax asset
Net operating losses                           $  135,000.00      $   70,000.00
Less: valuation allowance                        (135,000.00)        (70,000.00)
                                               -------------      -------------
                                               $          --      $          --
                                               =============      =============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                              December 31, 2005   December 31, 2004
Tax expense (credit) at statutory rate-federal            (34)%              (34)%
     State tax expense net of federal tax                  (6)                (6)
     Changes in valuation allowance                        40                 40
                                                -------------      -------------
Tax expense at actual rate                                 --                 --
                                                =============      =============

Income tax expense consisted of the following:

                                                         2005
Current tax expense:
Federal                                              $          --
State                                                           --
                                                     -------------
Total current                                        $          --

Deferred tax credit:
Federal                                              $      55,000
State                                                       10,000
                                                     -------------
Total deferred                                       $      65,000
Less: valuation allowance                                  (65,000)
                                                     -------------
Net deferred tax credit                                         --
                                                     -------------
Tax expense                                          $          --
                                                     =============

NOTE 8 STOCK PURCHASE AGREEMENTS

On October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited ("Central High")

      1) for the entire issued share capital of Good World Investments Limited for 50 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence. Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited;

      2) for 50,000,000 shares in Cody Ventures Corporation ("CVC") representing about 52.1% of the issued share capital in CVC in exchange for 30 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence. CVC is quoted on the US Pink Sheets Market under the symbol CDYV.

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High. The stock purchase transactions have not been complete as of December 31, 2005.

NOTE 9 COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with the Chairman and Director (the "Executives") for two years commencing on October 1, 2005 and the agreements shall continue thereafter unless terminated by either parties. The Executives will receive a monthly salary at a rate to be agreed by the Company and the Executives from time to time. In addition, the Executives will receive an annual management bonus to be determined by the majority of the Board based on the operating results of the Company and the Executives' performances, provided that it does not exceed 8.8 % of the net profit of the Company

On or about February 6, 2006, the Company received a correspondence from the Florida Attorney General's office regarding some complaints on some transmissions of unsolicited facsimile allegedly from the Company, and advised of potential civil penalties. The Company's legal council contacted the Attorney General office to state that the Company has never sent or authorized any unsolicited facsimile transmission, and that the Company has taken every possible effort to distance from these unauthorized transmissions including adding a "pop up" window on its website. The Company has offered its assistance in any investigation to the Attorney General office. The Attorney General office has not imposed any penalties on the Company to date. The Company would vigorously defend any such civic action if pursued.

NOTE 10 SUBSEQUENT EVENTS (Unaudited)

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

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

On February 1, 2006, the Company entered into a non-binding Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited ("Zhishixin") for the controlling interests in Zhishixin ("Stock Purchase Agreement"). Under the Stock Purchase Agreement the Company will subscribe about $68,500 (RMB550,000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin. This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company.

On February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited ("Central Star"). Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period. Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share. However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share. For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007. The Company received $250,000 in February 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 21, 2005, our independent auditors, Stonefield Josephson, Inc. ("Stonefield"), tendered its resignation to the Company and it was accepted by the Board of Directors. Stonefield reported on our financial statements for the fiscal year ended December 31, 2004 and 2003. Stonefield's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the auditors' report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between us and Stonefield on any matter of accounting principles, or practices, financial statement disclosure, or auditing scope or procedure. There were no "reportable events " (as such term is defined in Item 304 of Regulation S-B) that occurred within our fiscal years ended December 31, 2004 and 2003, nor any subsequent interim period preceding the replacement of Stonefield.

Effective June 21, 2005, we appointed Kabani and Company, Inc. CPA. ("Kabani"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted Kabani regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Kabani provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted Kabani on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2005 March 31, 2006 and June 30, 2006, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate and effective.

Internal control over financial reporting. Until the first fiscal year ending on or after July 15, 2007, the Company is not required to provide a report on our internal control over financial reporting or to provide an attestation report of our accountant on our assessment of our internal control over financial reporting. However, no changes in our internal control over financial reporting occurred during the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information.

None/Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

================================================================================
NAME                 AGE      POSITION
--------------------------------------------------------------------------------
Con Unerkov          37       president and a director
--------------------------------------------------------------------------------
Alex Ho              51       treasurer, secretary and a director
================================================================================

CON UNERKOV. Mr. Con Unerkov has been our President and one of our directors since September 14, 2005. Mr. Unerkov currently is employed full time by the Company to develop its media and advertising businesses. Mr. Unerkov has held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government. Mr. Unerkov is also currently the Chairman of NGN Telecom Limited based in Hong Kong/China, Nessociet Inc. based in Japan and Far East Gateway Japan Limited. Prior to this, Mr. Unerkov was Chairman and CEO of Digital Link International Limited and General Manager of Connect Internet Centre Pty Limited. Mr. Unerkov is a graduate of the University of South Australia.

ALEX HO. Mr. Alex Ho has been our Treasurer, Secretary and one of our directors since September 15 2005. Mr. Ho is currently responsible for the Company's operations and management. Mr. Ho is also currently the Vice-Chairman of Pacific Assets Public Company Limited, a public company listed on the Stock Exchange of Thailand; he was the Chief Executive Officer of Pacific Assets Group from 1999 to 2005. The Pacific Assets Group is engaged in the business of hotel property investment and property management. From 1992 to 1999, Mr. Ho held the position of Management Director of Golden Holding Group, a Thailand based holding company whose subsidiaries provided travel service with China and Taiwan based corporations, operated transportation services, operated retail outlets for tourist related consumer products and property investment. Mr. Ho was a graduate from Operating Management of British Columbia Institute of Technology, Canada in 1978.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only two members, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Our executive officers and directors have failed to file initial statements of beneficial ownership on Form 3.

CODE OF ETHICS. We have adopted a corporate code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Conduct is published on our website at www.chinamediagroup.net. The Company shall disclose any substantive amendments to the Code of Ethics or any waivers from a provision of the code on its website at www.chinamediagroup.net or in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ended December 31, 2005 and 2004. Our Board of Directors and a majority of shareholders entitled to vote adopted a stock option plan which, if options are issued to our executive officers, could result in additional compensation. No options have been granted under the plan and no options are outstanding.

                                                      Annual                   Other Annual       All Other
Name and Principal Position                 Year      Salary ($)   Bonus ($)   Compensation ($)   Compensation
Con Unerkov - president                     2005      12,000       None        None               None
-------------------------------------------------------------------------------------------------------------------------
Alex Ho - secretary, treasurer              2005      12,000       None        None               None
-------------------------------------------------------------------------------------------------------------------------
Ken Graham* - president, treasurer          2005      9,000        None        None               None
-------------------------------------------------------------------------------------------------------------------------
                                            2004      12,000       None        None               None $1,275(1)
-------------------------------------------------------------------------------------------------------------------------
Linda Graham* - vice president, secretary   2005      None         None        None               None
-------------------------------------------------------------------------------------------------------------------------
                                            2004      None         None        None               None $1,275(1)
-------------------------------------------------------------------------------------------------------------------------

(*)   Resigned on September 14, 2005

(1)   Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

EMPLOYMENT CONTRACTS. Mr. Con Unerkov and Mr. Alex Ho have both entered into employment contracts, and their remuneration will be determined by the Company's business as it develops over time. Currently Mr. Con Unerkov and Mr. Alex Ho remuneration is USD10,000 and USD8,000 per month, respectively.

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

Title of Class        Name and Address of Beneficial Owner      Amount and Nature of Beneficial Owner     Percent of Class
--------------------------------------------------------------------------------------------------------------------------
Common Stock          Ken Graham                                141,666,668 shares                        40.9%
                      7531 Aberdon Road
                      Dallas, TX 75252
--------------------------------------------------------------------------------------------------------------------------
Common Stock          Linda Graham                              141,666,668 shares                        40.9%
                      7531 Aberdon Road
                      Dallas, TX 75252
--------------------------------------------------------------------------------------------------------------------------

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

Our management is not aware of any arrangements which may result in a "change in control" of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS.

In 2004, the Company entered into the following note payable agreements with Ken Graham and Linda Graham, the then officers of the Company:

                   Loan      Interest       Maturity
                  Amount         Rate       Date
January           $6,000          10%       January 2006
April            $12,800          10%       April 2006
July              $4,000          10%       July 2006
November          $5,000          10%       November 2006

In 2005. the Company entered into the following note payable agreements with Ken Graham and Linda Graham, the then officers of the Company:

                   Loan      Interest       Maturity
                 Amount          Rate       Date
February          $2,000          10%       February 2007
March            $10,000          10%       March 2007
May               $3,800          10%       May 2007
June             $15,000          10%       June 2007

In 2005, US$68,932 were advanced by directors of the Company to the Company. Such advances were non interest bearing, unsecured and payable on demand.

The Company has incurred interest totaling $7,240 and $4,077 relating to these notes for the years ended December 31, 2005 and 2004, and $13,692 for the period from October 1, 2002 (inception) to December 31, 2005, respectively.

An officer of the Company, Ken Graham, provided office space to the Company at $1,400 per month on a month-to-month basis until September 2005, which was recorded as a contribution to capital. Total office expense for the years ended 2005 and 2004 and the period from October 1, 2002 (inception) to December 31, 2005 were $12,600, $16,800 and $50,400, respectively.

The Company agreed to pay a monthly salary to its officers for services performed. Compensation expense of $33,000, $12,000, and $93,000 have been recognized for services provided by the officers for the years ended December 31, 2005 and 2004, and the period from October 1, 2002 (inception) to December 31, 2005, respectively, with an offset to additional paid-in capital in the aggregate of US$66,000 for the period from October 1, 2002 (inception) to December 31, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.

3.1   Articles of Incorporation*

3.2   Bylaws*

10.1  Employment Agreement of Con Unerkov dated October 28, 2005.

10.2  Employment Agreement of Alex Ho dated October 28, 2005.

14    Code of Ethics

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on September 26, 2002.

(b) Reports on Form 8-K

The Company filed one (1) report on Form 8-K during the last quarter of the period covered by this annual report on Form 10-KSB and filed 3 reports on Form 8K during the quarter ended March 31, 2006:

Fourth Quarter 2005

On October 17, 2005, a Form 8K was filed to report that on October 12, 2005, the Company entered into entered into two non-binding Stock Purchase Agreements with Central High Limited ("Central High"):

1) for the entire issued share capital of Good World Investments Limited for 50 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence. Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited;

2) for 50,000,000 shares in Cody Ventures Corporation ("CVC") representing about 52.1% of the issued share capital in CVC in exchange for 30 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence. CVC is quoted on the US Pink Sheets Market under the symbol CDYV.

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High. The stock purchase transactions have not been complete as of December 31, 2005.

First Quarter 2006

On January 26, 2006, a Form 8K was filed to report that on January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

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

On February 2, 2006, a Form 8K was filed to report that on February 1, 2006, the Company entered into a non-binding Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited ("Zhishixin") for the controlling interests in Zhishixin ("Stock Purchase Agreement"). Under the Stock Purchase Agreement the Company will subscribe about $68,500 (RMB550,000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin. This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company.

On February 14, 2006, a Form 8K was filed to report that on February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited ("Central Star"). Under the agreement, Central Star will purchase
833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $33,893 ($16,393 of which was billed by the former auditor) and $15,863, respectively.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004 were $0 and $0, respectively.

TAX FEES. For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants did not render any services for tax compliance, tax advice and tax planning work.

ALL OTHER FEES. None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,.

                                      China Media Group Corporation

Date: July 18, 2006

/s/ Con Unerkov
------------------------------------------
Con Unerkov, President, CEO, CFO, Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 18, 2006


/s/ Con Unerkov                       /s/ Alex Te-Heng Ho
----------------------------          ---------------------------------------
Con Unerkov, President,               Alex Te-Heng Ho,
CEO, CFO, Director                    Secretary, Treasurer, Director