Form 10QSB/A
period 2006-03-31
China Media Group CORP
filed 2006-08-11
CIK 1211211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to_______

                        Commission File Number: 000-50431

                          China Media Group Corporation


             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                           5813                32-0034926
(State or other jurisdiction   (Primary Standard Industrial   (I.R.S. Employer
     of incorporation           Classification Code Number)  Identification No.)
      or organization)

            9901 I.H. 10 West, Suite 800, San Antonio, TX       78230
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

      Yes |X|     No |_|

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
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $  93,381
  Prepayments, deposits and other receivables                            18,445
                                                                      ---------
                                                                        111,826
                                                                      ---------

Non-current assets:
  Fixed assets                                                           11,465
  Advance payment for distribution rights                               138,000
                                                                      ---------
                                                                        149,465
                                                                      ---------

          Total assets                                                $ 261,291
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                                    $  41,733
  Short-term debt                                                        48,800
  Other payables                                                         48,094
  Due to related parties                                                 38,046
                                                                      ---------
          Total current liabilities                                     176,673

Long-term debt                                                           18,800
                                                                      ---------
          Total liabilities                                             195,473
                                                                      ---------

Stockholders' equity:
  Common stock, no par value, 85,000,000,000 shares authorized;
    345,774,145 shares issued and outstanding                           470,170
  Additional paid-in-capital                                             80,000
  Deficit accumulated during the development stage                     (484,352)
                                                                      ---------
          Total stockholders' equity                                     65,818
                                                                      ---------

          Total liabilities and stockholders' equity                  $ 261,291
                                                                      =========

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

                                                                                        Period from
                                                 For the Three Month Periods          October 1, 2002
                                                       Ended March 31,                 (inception) to
                                                   2006                2005            March 31, 2006
                                               -------------       -------------      ---------------
Net revenue                                    $          --       $          --       $          --

Cost of revenue                                           --                  --                  --
                                               -------------       -------------       -------------

Gross profit                                              --                  --                  --

Selling, general and administrative
  expenses                                           143,578              31,602             468,207
                                               -------------       -------------       -------------

Loss from operations before other expense
  and provision for income taxes                    (143,578)            (31,602)           (468,207)

Other expense -
    Interest expense                                  (2,260)             (1,395)            (16,145)
                                               -------------       -------------       -------------

Net loss                                       $    (145,838)      $     (32,997)      $    (484,352)
                                               =============       =============       =============

Weighted average number of shares -
  basic and diluted                              344,124,145         343,940,812         344,124,145
                                               =============       =============       =============

Loss per share - basic and diluted             $       (0.00)      $       (0.00)      $       (0.00)
                                               =============       =============       =============

*Basic and diluted weighted average number of shares is the same since the effect of diluted securities is anti-diluted

The accompanying notes form an integral part of these unaudited consolidated financial statements.

                          CHINA MEDIA GROUP CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM INCEPTION (OCTOBER 1, 2002 TO MARCH 31, 2006
                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                                        accumulated        Total
                                                                         Additional                     during the     stockholders'
                                                 Common stock              paid-in       Deferred       development       equity
                                             Shares         Amount         capital     compensation        stage         (deficit)
                                          -----------    -----------    -----------     -----------     -----------    -----------
Balance at October 1, 2002                         --    $        --    $        --     $        --     $        --    $        --
  (inception)

Issuance of founder shares for
  services at $0.001 per share -
  October 2002                            283,333,336          2,550             --              --              --          2,550

Issuance of shares for services
  at $0.15 per share -
  October 2002                             41,666,698         56,250             --              --              --         56,250

Deferred compensation                              --             --             --         (42,188)             --        (42,188)

Sale of shares for cash at $0.15
  per share - December 2002                17,581,444         23,735             --              --              --         23,735

Capital contribution for office
  space and salary expense                         --             --          5,800              --              --          5,800

Net loss                                           --             --             --              --         (32,315)       (32,315)
                                          -----------    -----------    -----------     -----------     -----------    -----------

Balance at December 31, 2002              342,581,478         82,535          5,800         (42,188)        (32,315)        13,832

Sale of shares for cash at $0.15
  per share - February 2003                 1,359,334          1,835             --              --              --          1,835

Capital contribution for office
  space and salary expense                         --             --         28,800              --              --         28,800

Amortization of deferred
  compensation                                     --             --             --          42,188              --         42,188

Net loss                                           --             --             --              --        (122,724)      (122,724)
                                          -----------    -----------    -----------     -----------     -----------    -----------

Balance at December 31, 2003              343,940,812         84,370         34,600              --        (155,039)       (36,069)

Capital contribution for office
  space and salary expense                         --             --         28,800              --              --         28,800

Net loss                                           --             --             --              --         (51,572)       (51,572)
                                          -----------    -----------    -----------     -----------     -----------    -----------

Balance at December 31, 2004              343,940,812         84,370         63,400              --        (206,611)       (58,841)

Capital contribution for office
  space and salary expense                         --             --         14,400              --              --         14,400

Change to no par value stock                       --         77,800        (77,800)             --              --             --

Net loss                                           --             --             --              --        (131,903)      (131,903)
                                          -----------    -----------    -----------     -----------     -----------    -----------

Balance at December 31, 2005              343,940,812        162,170             --              --        (338,514)      (176,344)

Stock issued for cash                         833,333        170,000         80,000              --              --        250,000

Stock issued for acquisition of             1,000,000        138,000             --              --              --        138,000
  distribution rights

Net loss                                           --             --             --              --        (145,838)      (145,838)
                                          -----------    -----------    -----------     -----------     -----------    -----------

Balance at March 31, 2006                 345,774,145    $   470,170    $    80,000     $        --     $  (484,352)   $    65,818
                                          ===========    ===========    ===========     ===========     ===========    ===========

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

                                                                                                   For the period
                                                                   For the Three Months Ended   from October 1, 2002
                                                                           March 31,               (inception) to
                                                                     2006             2005         March 31, 2006
                                                                 -----------       -----------  --------------------
Cash flows from operating activities:
     Net loss                                                    $  (145,838)      $   (32,997)      $  (484,352)
     Depreciation                                                        166                --               166
                                                                 -----------       -----------       -----------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Issuance of common stock in exchange
           for services                                                   --                --            58,800
          Services provided as addition to equity                         --             7,200            77,800

     Increase in current assets:
          Prepaid expenses                                           (18,445)           (4,750)          (18,445)

     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                       10,920            19,954            36,184
          Other payables                                              48,094                --            48,094
          Deposit from customer                                           --             5,000                --
          Due to related parties                                     (30,886)            1,395            43,595
                                                                 -----------       -----------       -----------

             Total adjustments                                         9,683            28,799           246,028
                                                                 -----------       -----------       -----------

             Net cash used in operating activities                  (135,989)           (4,198)         (238,158)
                                                                 -----------       -----------       -----------

Cash flows from investing activities:
     Purchase of fixed assets                                        (11,631)               --           (11,631)
                                                                 -----------       -----------       -----------
             Net cash used in operating activities                   (11,631)               --           (11,631)
                                                                 -----------       -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of debt                                       --            12,000            83,600
     Payment of debt                                                 (16,000)               --           (16,000)
     Issuance of common stock and warrants                           250,000                --           275,570
                                                                 -----------       -----------       -----------

             Net cash provided by financing
              activities                                             234,000            12,000           343,170
                                                                 -----------       -----------       -----------

Net increase in cash and
 cash equivalents                                                     86,380             7,802            93,381

Cash and cash equivalents, beginning                                   7,001               411                --
                                                                 -----------       -----------       -----------

Cash and cash equivalents, ending                                $    93,381       $     8,213       $    93,381
                                                                 ===========       ===========       ===========


Supplemental disclosure of cash flow information:
     Interest paid                                               $     3,700       $        --       $        --
                                                                 ===========       ===========       ===========
     Income taxes paid                                           $        --       $        --       $        --
                                                                 ===========       ===========       ===========

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

In March 2006, the Company issued 1,000,000 shares of common stock as an advance payment for the acquisition of distribution rights for convergent device. The 1,000,000 common stock was valued at $138,000 which was the market value of the Company's stock on the date of issuance.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ren Ren Media Group Limited. All material inter-company accounts have been eliminated in consolidation.

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2006:

Accrued interest             $10,079
Accrued accounting             6,500
Accrued salaries              19,004
Accrued other                  6,150
                             -------
Total                        $41,733
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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained, in the Hong Kong dollars (HK). Such financial statements are translated into U.S. Dollars
(USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the HK as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". As of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and since inception, such differences were immaterial.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period's financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3.    Permits an entity to choose  `Amortization  method'  or `Fair  value
            measurement   method'  for  each  class  of  separately   recognized
            servicing assets and servicing liabilities.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

PLAN OF OPERATIONS

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate revenues in the next six months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $93,381 as of March 31, 2006; an increase from the previous year end. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, including completing the acquisitions above, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

Subsequent to the year end, the Company entered into an agreement to sell $250,000 common stock in February 2006 and another $1 million of common stock in 4 equal tranches over the next 8 months thereafter, subject to certain conditions. On and around May 5, 2006, the Company announced that the Investor has not invested into the second tranche of USD250,000 as provided in the Stock Purchase Agreement due to the decrease in the share price. The Company has entered into negotiations with the Investor to adjust the terms in the Stock Purchase Agreement on the remaining 4 tranches to reflect the current market conditions and environment. The discussion with the Investor is still on going. Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implement our business plan and build a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Over the course of the next two years, we propose to build up our advertising presences to over 5 regional offices in China. We have opened an office in Zhuhai and we expect to open 2 more offices within the next few months after finding suitable locations. Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition and through cooperation agreements and otherwise, subject to available funding. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

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

We anticipate that our operating expenses will continue to increase in future periods as we undertake to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2006, the Company had cash and cash equivalents totaling $93,381 and other current assets of $18,445. The total assets of the Company were $261,291 as of March 31, 2006. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of March 31, 2006, we had current liabilities of $176,673 which were represented by $41,733 in accruals, $48,800 in short term debt to stockholders, $48,094 in other payables, and $38,046 due to related parties. We expect to continue to have a working capital deficit (current assets minus current liabilities) while we continue devoting all of our efforts and resources to establishing our business through implementation of our business plan.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2006 and June 30, 2006, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate. And effective.

Internal control over financial reporting. Until the first fiscal year ending on or after July 15, 2007, the Company is not required to provide a report on our internal control over financial reporting or to provide an attestation report of our accountant on our assessment of our internal control over financial reporting. However, no changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS..

      3.1   Articles of Incorporation*

      3.2   Bylaws*

      31 Rule 15d-14(b) Certifications of Chief Executive Officer and Chief Financial Officer of the Company

      32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Incorporated by reference to the same exhibit numbers in the registration statement on Form SB-2 filed on September 26, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           China Media Group Corporation


July 18, 2006              By: /s/ Con Unerkov
                               --------------------------
                           Con Unerkov
                           President, CEO, CFO, Director