Form 10QSB
period 2006-06-30
China Media Group CORP
filed 2006-08-24
CIK 1211211

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				  FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
		1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
				ACT OF 1934
	For the transition period from                    to
		------------------    -------------------

			Commission File Number: 000-50431


			China Media Group Corporation

			----------------------------
	   (Exact name of registrant as specified in its charter)

Texas                               5813                         32-0034926
-----                             --------                       ----------
(State or other          (Primary Standard Industrial        (I.R.S. Employer
jurisdiction             Classification Code Number)        Identification No.)
of incorporation
or organization)

9901 I.H. 10 West, Suite 800, San Antonio, TX                      78230
------------------------------------------------              ----------------
(Address of registrant's principal executive offices)            (Zip Code)

			+011 86 755 6165 7704
			---------------------
	    (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorterperiod that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]         No	[   ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 9, 2006 there were 345,774,145 no par value common stock of the Company issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   [   ]         No	[ X ]

Transitional Small Business Disclosure Format (check one):

Yes   [   ]         No	[ X ]

		PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


			CHINA MEDIA GROUP CORPORATION
			CONSOLIDATED BALANCE SHEET
				JUNE 30, 2006
				(UNAUDITED)

ASSETS

Current assets:

 Cash and cash equivalents		 		 $   13,789
 Accounts receivables					      5,639
 Prepayments, deposits and other receivables		     57,937
							------------
							     77,365
							------------

Non-current assets:

 Property and equipment					     10,883
 Advance payment for distribution rights	            138,000
							------------
 							    148,883
							------------

     Total assets					  $ 226,248
							============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

 Accrued expenses					 $   50,953
 Short-term debt 					     67,600
 Other payables						     20,475
 Due to related parties				            205,949
							------------

    Total current liabilities				    344,977


Stockholders' deficit:

 Common stock, no par value, 85,000,000,000 shares authorized;
  345,774,145 shares issued and outstanding		    470,170
 Additional paid-in-capital				     80,000
 Accumulated deficit 					  (668,899)
							------------
    Total stockholders' deficit			          (118,729)
							------------

    Total liabilities and stockholders' deficit  	  $ 226,248
							============



The accompanying notes form an integral part of these unaudited consolidated financial statements.




			CHINA MEDIA GROUP CORPORATION
		     CONSOLDIATED STATEMENTS OF OPERATIONS
	FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
				(UNAUDITED)


			Three Month Periods Ended June 30,	Six Month Periods Ended June 30,

				2006		2005			2006		2005
			 -------------	  -------------		--------------   --------------

Net revenue			$8,567 		$- 			$8,567		$-

Cost of revenue			(6,078)		 - 			(6,078)		 -
		 	 -------------	  -------------		--------------   --------------

Gross profit  			2,489         	 -                       2,489           -


Selling, general and
  administrative expenses     185,333	     22,024		       328,911        53,626
			 -------------	  -------------		--------------   --------------

Loss from operations before
  other expense
  and provision for
  income taxes		     (182,844)      (22,024)		     (326,422)       (53,626)



Other expense
  Interest expense	       (1,703)       (1,752)		       (3,963)        (3,147)
			-------------	  -------------		--------------  -------------


Net loss		   $ (184,547)    $ (23,776)		   $ (330,385)     $ (56,773)

			=============	  =============		==============  =============


Weighted average number of shares -
  basic and diluted	  345,774,145     343,940,812		  344,943,574     343,940,812
			=============	  =============		==============  =============


Loss per share
  - basic and diluted	$    (0.00)       $    (0.00)		  $    (0.00)	   $   (0.00)
			=============	  =============		=============  =============




*Basic and diluted weighted average number of shares is the same since the effect of diluted securities is anti-diluted


The accompanying notes form an integral part of these unaudited consolidated financial statements.






			CHINA MEDIA GROUP CORPORATION
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
  	FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
				(UNAUDITED)


            					For the Six Month Periods Ended June 30,



							   2006			  2005
						-----------------	---------------
Cash flows from operating activities:

 Net loss					$      (330,385)	   $  (56,773)
 Depreciation						    748			   -
						-----------------	---------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
     Services provided as addition to equity		     -		       14,400


Increase in current assets:
 Prepaid expenses					(57,937)		   -
 Accounts receivables					 (5,639)		   -


Increase in liabilities:
 Accounts payable and accrued expenses			 20,140			6,250
 Other payables						 20,475			   -
 Deposit from customer					     -			5,000
 Due to related parties					137,017			3,147
						-----------------	---------------

	Total adjustments	                        114,804		       28,797
						-----------------	---------------


	Net cash used in operating activities		(215,581)	      (27,976)
						-----------------	---------------


Cash flows from investing activities:
 Purchase of property and equipment			(11,631)		  -
						-----------------	---------------


Net cash used in investing activities			(11,631)		  -
						-----------------	---------------




Cash flows from financing activities:

 Proceeds from issuance of debt				     -		      30,800
 Payment of debt					(16,000)		  -
 Issuance of common stock and warrants			250,000 		  -
						-----------------	---------------


Net cash provided by financing activities		234,000		      30,800
						-----------------	---------------


Net increase in cash and
  cash equivalents					  6,788		       2,824



Cash and cash equivalents, beginning			  7,001		         411
						-----------------	---------------


Cash and cash equivalents, ending		$       13,789 	        $      3,235
						=================	===============



Supplemental disclosure of cash flow information:


  Interest paid 				$        3,700		$         -
						=================	===============

  Income taxes paid               		$           -		$         -
						=================	===============


Supplemental disclosure of non-cash financing activity:

A former officer of the Company provided office space to the Company for $1,400 per month, on a month-to-month basis, and received a salary of $1,000 per month for services performed as the Company's President. These fees were recorded as a contribution to capital before June 30, 2005 and as due to related party after June 30, 2005. For the three month periods ended June 30, 2006 and 2005, and the period from October 1, 2002 (inception) to June 30, 2006, the Company recognized office expense of $Nil, $4,200, and $50,400, respectively.

In October 2002, the Company issued 2,833,336 shares (after 5,000 for
1 split and 45 for 1 reverse split) of its common stock in exchange for services to incorporate the Company, totaling $2,550. The Founder Shares were valued at the then par value of the Company's common stock, which represented its fair market value on the date of issuance.

In October 2002, 41,666,698 shares (after 5,000 for 1 split and 45 for 1 reverse split) of common stock were issued in exchange for services rendered totaling of $56,250, which was the fair market value of the Company's common stock on the date of issuance.

In March 2006, the Company issued 1,000,000 shares of common stock as an advance payment for the acquisition of distribution rights for convergent device. The 1,000,000 shares of common stock were valued at $138,000 which was the market value of the Company's stock on the date of issuance.

The accompanying notes form an integral part of these unaudited consolidated financial statements.










		CHINA MEDIA GROUP CORPORATION
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Media Group Corporation, (formerly International Debt Exchange Associates, Inc.) (the "Company") is a Texas corporation, incorporated on October 1, 2002. Prior to the three month period ended June 30, 2006, the Company was a development stage company. During the three month period ended June 30, 2006, the Company generated revenue from operations and is no longer a development stage company.

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at June 30, 2006:


Accrued interest					$13,459
Accrued salaries					 25,209
Accrued other						 12,285
						      ---------
Total							$50,953
						      =========


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

Stock-based compensation

FASB Statement No.123R, "Share-Based Payment, an Amendment of FASB Statement No.123" ("FAS No. 123R") requires compensation expense to be recorded in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FAS No. 123R and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than
Employees for Acquiring or in Conjunction with Selling, Goods or Services".
 Valuation of shares for services is based on the estimated fair market value of the services performed.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained in Hong Kong dollars (HK). Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the HK as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS
No. 130, "Reporting Comprehensive Income". As of June 30, 2006 and for the three month and six month periods ended June 30, 2006, such differences were immaterial.

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

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing
	liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing
	liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose 'Amortization method' or 'Fair value
	measurement method' for each class of separately recognized servicing assets and servicing liabilities.
4.	At its initial adoption, permits a one-time reclassification
	of available-for-sale securities to trading securities by entities
	 with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under
	Statement 115, provided that the available-for-sale securities
	are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at
	fair value.
5.	Requires separate presentation of servicing assets and servicing
	liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2006, the Company has incurred an accumulated deficit totaling $668,899 and its current liabilities exceed its current assets by $267,612.

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

In February 2006, the Company sold 833,333 shares of common stock and 1,666,666 warrants for $250,000, each warrant can subscribe 1 common stock exercisable at $0.30 per share for one year after the earlier of
(i) one year from the date of the initial subscription or (ii) the date of the completion of the entire stock sold under the Stock Purchase Agreement. The Company recorded the fair value of the warrants as additional paid in capital. The fair value of these warrants was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.30%; dividend yield of 0%; expected weighted average option life of 1 year; and volatility of 130%.

All fractional shares are rounded up and the authorized shares remain the same. The consolidated financial statements have been retroactively restated for the effects of the above stock splits.

NOTE 5	DUE TO DIRECTORS

The due to directors are interests free, unsecured and due on demand. The balance of due to directors is $205,949 as of June 30, 2006.

NOTE 6	RELATED COMPANY TRANSACTIONS

During the three month period ended June 30, 2005, the Company recorded interest of $1,752 on a note payable due to the former officers of the Company. During the three month period ended December 31, 2005, the note payable were transfer to third parties. The interest payable is included in the accrued expense in the accompanying consolidated financial statements.

During three month period ended June 30, 2005, an officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, totaling $4,200, of which, $4,200 was recorded as contribution to capital.

There were no transactions with related parties for the three month and six month periods ended June 30, 2006.

The Company agreed to pay directors a monthly salary for services performed. During the three month periods ended June 30, 2006 and 2005, the Company paid the directors a total remuneration of $54,000 and $3,000, respectively, of which $nil and $3,000, respectively, was recorded as contribution to capital. During the six month periods ended June 30, 2006 and 2005, the Company paid the directors a total remuneration of $108,000 and $6,000, respectively, of which $nil and $6,000, respectively, was recorded as contribution to capital.


NOTE 7	STOCK PURCHASE AGREEMENTS

a) On October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited
("Central High")

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

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High. The stock purchase transactions have not been completed as of June 30, 2006. In July 2006, the agreement to purchase CVC was terminated.

b) On February 1, 2006, the Company entered into a non-binding Stock
Purchase Agreement with Dongguang Zhishixin Advertising Limited ("Zhishixin") for the controlling interests in Zhishixin ("Stock Purchase Agreement"). Under the Stock Purchase Agreement the Company will subscribe about
$68,500 (RMB550,000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin. This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company. The stock purchase transactions have not been completed as of June 30, 2006.


NOTE 8     COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with the Chairman and Director
(the "Executives") for two years commencing on October 1, 2005 and the agreements shall continue thereafter unless terminated by either parties.
The Executives will receive a monthly salary at a rate to be agreed by the Company and the Executives from time to time. In addition, the Executives will receive an annual management bonus to be determined by the majority of the Board based on the operating results of the Company and the Executives' performances, provided that it does not exceed 8.8 % of the net profit of the Company.

On or about February 6, 2006, the Company received a correspondence from the Florida Attorney General's office regarding some complaints on some transmissions of unsolicited facsimile allegedly from the Company, and advised of potential civil penalties. The Company's legal council contacted the Attorney General office to state that the Company has never sent or authorized any unsolicited facsimile transmission, and that the Company has taken every possible effort to distance from these unauthorized transmissions including adding a "pop up" window on its website. The
Company has offered its assistance in any investigation to the Attorney General office. The Attorney General office has not imposed any penalties on the Company to date. The Company would vigorously defend any such civic a ction if pursued.

On January 25, 2006, the Company entered into an agreement with Fleming
Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:
-	Within one month of signing the agreement, one million shares of the
	Company;
-	Within one month of receiving the prototype devices, one million shares of the Company;
-	Within one month of receiving the product from commercial production, two million shares of the Company; and
-	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

In March 2006, the Company issued one million shares in accordance with the agreement and no other shares have been issued to Fleming as at June 30, 2006.


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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2006.


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

In 2005, the Company changed its name to International Debt
Exchange Associates Inc. reflecting the Company's then intent to become a diverse company through mergers and acquisitions and to still maintained business as a frozen drink machine rental service.

In September 2005, the Company changed its board of directors and has since changed the Company name to China Media Group Corporation to reflect the Company's intent to focus all its efforts in advertising and media in the emerging China market. Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where global companies are rushing into China to try to grab and hold the attention of its
1.3 billion citizens. It is estimated that advertising expenditure in China will surpass those in Japan by 2010, making China the second largest advertising market in the world after the USA.

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this mission the Company established 4 strategic business units:
"Television", "Advertising" "Print" and "Telecommunications and
Mobile Computing".

No acquisitions have been completed as of this report, but a number of letters of intent and non-binding acquisition agreements have been made by the Company as announced in the period. In summary, the update of some of the events are as follows:

Non-binding Acquisition Agreements
Strategically we have signed a non binding Sale and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% of Beijing Ren Ren Health Culture Promotion Co. Limited. The Company will commence the audit of Beijing Ren Ren and is working out certain arrangements on the audit. We anticipate to finalize the negotiations for the acquisition for Good World before September 30, 2006.

We also had a non-binding Sales and Purchase Agreement to acquire a controlling interests in Cody Ventures Corporation.
The Company had on-going discussions on the business of Cody with its business owners and expected to enter into the due diligence after completion of the initial discussions. However, the Company has determined not to complete the proposed transaction and terminated the Agreement.

As announced on or about February 2, 2006 the Company entered into a Stock Purchase Agreement to acquire the controlling interests in DongGuan Zhishixin Advertising Limited. The Company is still conducting its due diligence at the date of this report.

Advertising Unit
On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited. As further announced later, Beijing Ren Ren had obtained approval for over 600 sign ad placements of which about 90 location placements have been approved in Chao Yuan
District in Beijing.   Beijing Ren Ren has initially provided about
12 ad placements in the Chao Yuan District for the Company to sell
advertising in June 2006.   No advertising revenue has been
generated yet from these signs.

Furthermore on or about December 7, 2005 the Company entered into a cooperation agreement with Harbin Shendong Advertising Co. Limited on developing adverting revenue in Harbin, which then progressed to discussions on acquisition of 9 signs from Harbin Shengdong. The Company is having on going discussion with Harbin Shendong on the acquisition of the 9 signs. No revenue has been generated yet from these signs.

On or about December 9, 2005 the Company entered into a cooperation agreement with DreamWorks Movie & TV Culture Media Co. Limited on developing the advertising market for Changsha.
We are working with DreamWorks to secure customers to advertise in Changsha, but at the date of this report no revenue has been generated yet.

On or about December 12, 2005 the Company entered into a cooperation agreement with Dalian Goal Media Limited to allow us to tap into existing target market of Dalian. We are working with Dalian Goal Media to secure customers to advertise in their print magazine, but at the date of this report no revenue has been generated yet.

On or about February 6, 2006 the Company entered into a cooperation agreement with Nanjing Jingcai Advertising Co. Limited to develop advertising and health awareness advertising in Nanjing. No further update from the last report to the date of this report and, at the date of this report no revenue has been generated yet.

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

We have cash and cash equivalents of $13,789 as of June 30, 2006; a decrease from the previous period end of March 31, 2006. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, including completing the acquisitions above, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

The Company entered into an agreement to sell USD250,000 in common stock in February 2006 and another USD1 million of common stock in 4 equal tranches over the next 8 months thereafter, subject to certain conditions. On and around May 5, 2006, the Company announced that the Investor has not invested into the second tranche of USD250,000 as provided in the Stock Purchase Agreement due to the decrease in the share price. The Company has entered into negotiations with the Investor to adjust the terms in the Stock Purchase Agreement on the remaining 4 tranches to reflect the current market conditions and environment. The discussion with the Investor is still on going. Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implementing our business plan and building a revenue base.
We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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


RESULTS OF OPERATIONS.

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2005.

REVENUES.
We have not realized any revenues for the period from October 1, 2002, our date of formation, through the period ended March 31, 2006. For the current three months period and six months period ended June 30, 2006, the Group has realized revenue of $8,567 and a cost of revenue of $6,078, achieving a gross profit of $2,489. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 6 months. Our officers and directors have not committed to make any capital contributions to our operations other than what has been announced as to our intended acquisitions and co-operations.

OPERATING EXPENSES.
For the three month period ended June 30, 2006, our gross profit was $2,489 and our total operating expenses were $185,333, all of which were selling, general and administrative expenses. We also had $1,703 in interest expenses, so that our net loss for the three month period ended June 30, 2006 was $184,547. This is in comparison to the same period ended June 30, 2005, where we had $22,024 in selling, general and administrative expenses and $1,752 in interest expenses, making our net loss for that period $23,776.

For the six month period ended June 30, 2006, our gross profit was $2,489 and our total operating expenses were $328,911, all of which were selling, general and administrative expenses. We also had $3,963 in interest expenses, so that our net loss for the six month period ended June 30, 2006 was $330,385. This is in comparison to the same six month period ended June 30, 2005, where we had $53,626 in selling, general and administrative expenses and $3,147 in interest expenses, making our net loss for that period $56,773.

We anticipate that our operating expenses will continue to increase in future periods as we undertake to implement our business plan.


LIQUIDITY AND CAPITAL RESOURCES
As at June 30, 2006, the Company had cash and cash equivalents totaling $13,789 and other current assets of $63,576. The total assets of the Company were $226,248 as of June 30, 2006. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures.
However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of June 30, 2006, we had current liabilities of
$344,977 which were represented by $50,953 in accruals, $67,600 in short term debt to stockholders, $20,475 in other payables, and $205,949 due to
 related parties.   We expect to continue to have a working capital
deficit (current assets minus current liabilities) while we continue devoting all of our efforts and resources to establishing our business through implementation of our business plan.




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

	Internal control over financial reporting.   Until the first fiscal
year ending on or after July 15, 2007, the Company is not required to provide a report on our internal control over financial reporting or to provide an attestation report of our accountant on our assessment of our internal control over financial reporting. However, no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS..

3.1      Articles of Incorporation*

3.2      Bylaws*

   99A.   Rule 15d-14(b) Certifications of Chief Executive Officer
and Chief Financial Officer of the Company

   99B   Section 906 Certification by Chief Executive Officer and
Chief Financial Officer

* Incorporated by reference to the same exhibit numbers in the registration statement on Form SB-2 filed on September 26, 2002.





SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           China Media Group Corporation

August 23, 2006          			By:  /s/ Con Unerkov
                                            -----------------------------------
                                            Con Unerkov
                                            President, CEO, CFO, Director



Exhibit 99A

Rule 15d-14(b) Certification of Chief Executive Officer and Chief Financial
 Officer of the Company

I, Con Unerkov, certify that:

1. 	I have reviewed this quarterly report on Form 10-QSB of China Media Group
	Corporation;

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

4. 	The registrant's other certifying officer(s) and I are responsible for
	establishing and maintaining disclosure controls and procedures (as defined
	in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer
	and have:

     	(a) 	Designed such disclosure controls and procedures, or caused such
	disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     	(b) 	Evaluated the effectiveness of the registrant's disclosure
	controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     	(c) 	Disclosed in this report any change in the registrant's internal
	control over financial reporting that occurred during the registrant's most
	recent fiscal quarter that has materially affected, or is reasonably likely
	to materially affect, the small business issuer's internal control over
	financial reporting.

5.	The registrant's other certifying officer(s) and I have disclosed,
	based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     	(a) 	All significant deficiencies and material weaknesses in the design
	or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b) 	Any fraud, whether or not material, that involves management or
	other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 23, 2006


/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer



Exhibit 99B

			CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350,
			AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of China Media Group Corporation, a Texas corporation (the "Company") on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. (. 1350, as adopted pursuant to ). 906 of the Sarbanes-Oxley Act of 2003, that:

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


/s/ Con Unerkov
--------------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer
August 23, 2006