Form 10QSB
period 2006-09-30
China Media Group CORP
filed 2006-11-14
CIK 1211211

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				  FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
				ACT OF 1934
	For the transition period from                    to
					-----------------    ------------------

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

	9901 I.H. 10 West, Suite 800, San Antonio, TX         78230
	---------------------------------------------      --------------
(Address of registrant's principal executive offices)       (Zip Code)

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

                      Yes   [ X ]         No  [   ]
                        -------           -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November [3], 2006 there were 345,774,145 no par value common stock of the Company issued and outstanding.


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

	Yes [  ]  No [X ]

Transitional Small Business Disclosure Format (check one):

	Yes[  ]  No [ X ]





		PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

		       CHINA MEDIA GROUP CORPORATION
			CONSOLIDATED BALANCE SHEET
			   SEPTEMBER 30, 2006
				(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents			 	$	10,061
Accounts receivables						 9,292
Inventory							 1,250
Prepayments, deposits and other receivables			54,054
							--------------
								74,657
							--------------

Non-current assets:
Property and equipment, net					13,742
Payment for distribution rights			 	       138,000
							--------------
							       151,742
							--------------

   Total assets					   	     $ 226,399
							==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses					$      123,775
Short-term debt					        	67,600
Other payables							29,743
Due to related parties				 	       314,791
							--------------
   Total current liabilities				       535,909
							--------------


Stockholders' deficit:
Common stock, no par value, 85,000,000,000 shares authorized;
345,774,145 shares issued and outstanding		       470,170
Additional paid-in-capital				        80,000
Accumulated deficit					     (859,680)
							--------------
   Total stockholders' deficit			             (309,510)
							--------------


   Total liabilities and stockholders' deficit		     $ 226,399
							==============


The accompanying notes form an integral part of these unaudited consolidated financial statements.







			   CHINA MEDIA GROUP CORPORATION
			CONSOLDIATED STATEMENTS OF OPERATIONS
	FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
 			    		(UNAUDITED)



			Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,

				2006			2005			2006			2005
			 -------------	  	-------------		--------------   	--------------

Net revenue	 	$     25,046 		$         - 		$     33,613 		$         -

Cost of revenue             (18,511)                      -                 (24,589)                      -
			 -------------	  	-------------		--------------   	--------------

Gross profit	               6,53                       -		       9,024                      -



Selling, general and
administrative expenses      195,626 	             13,498                  524,879 	             64,374
			 -------------	  	-------------		--------------   	--------------

Loss from operations before
other expense
and provision for
income taxes	           (189,091)	            (13,498)	            (515,855)	            (64,374)


Other expense
  Interest expense           (1,690)                 (2,090)                  (5,311)                (5,237)
			 -------------	  	-------------		--------------   	--------------

Net loss		$  (190,781)		$   (15,588)		$   (521,166)		$   (69,611)
			 =============	  	=============		==============   	==============


Weighted average number of shares -
  basic and diluted      345,774,145 		 343,940,812 		  345,223,474 		 343,940,812
			 =============	  	=============		==============   	==============


Loss per share
  - basic and diluted	$     (0.00) $	              (0.00)		$      (0.00)		$     (0.00)
			 =============	  	=============		==============   	==============



*Basic and diluted weighted average number of shares is the same since the effect of diluted securities is anti-diluted


The accompanying notes form an integral part of these unaudited consolidated financial statements.






 				CHINA MEDIA GROUP CORPORATION
			   CONSOLIDATED STATEMENTS OF CASH FLOWS
		FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
 					(UNAUDITED)




								2006				2005
						---------------------		---------------------

Cash flows from operating activities:

Net loss					$           (521,166)		$	    (69,611)
Depreciation				                        1,642                             -
						---------------------		---------------------

Adjustments to reconcile net loss to net cash used in operating activities:

Services provided as addition to equity                             -                        14,400


Increase in current assets:
 Prepaid expenses			                     (54,054)                             -
 Accounts receivables			                      (9,292)                             -
 Inventory				                      (1,250)				  -


Increase in liabilities:
 Accounts payable and accrued expenses                        122,705 	                      9,500
 Deposit from customer	                              		    -                         5,000
 Due to related parties				              245,859                        12,437
						---------------------		---------------------

Total adjustments			                      303,968                        41,337
						---------------------		---------------------

Net cash used in operating activities	                    (215,556)                       (28,274)
						---------------------		---------------------


Cash flows from investing activities:

Purchase of property and equipment	                     (15,384)                             -

						---------------------		---------------------


Cash flows from financing activities:

Proceeds from issuance of debt		                           - 	                     30,800
Payment of debt				                     (16,000)                             -
Issuance of common stock and warrants	                     250,000                              -
						---------------------		---------------------

Net cash provided by financing activities		     234,000 	                     30,800
						---------------------		---------------------

Net increase in cash and
  cash equivalents			                       3,060                          2,526


Cash and cash equivalents, beginning	                       7,001                            411
						---------------------		---------------------

Cash and cash equivalents, ending		$             10,061 		$             2,937
						=====================		=====================



Supplemental disclosure of cash flow information:

Interest paid					$              3,700		$                -
						=====================		=====================

Income taxes paid				$                  -   		$                -
						=====================		=====================



Supplemental disclosure of non-cash financing activity:

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

China Media Group Corporation, (formerly International Debt Exchange Associates, Inc.) (the "Company") is a Texas corporation, incorporated on October 1, 2002. Prior to April 1, 2006, the Company was a development stage company. During the three month period ended
June 30, 2006, the Company generated revenue from operations and since then was no longer a development stage company.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company Form 10-KSB filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at September 30, 2006:


Accrued interest			$ 15,149
Accrued salaries			  52,632
Accrued other				  55,994
				   -------------
Total					$123,775
				   =============

Stock-based compensation

FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R") requires compensation expense to be recorded in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained in Hong Kong dollars (HK). Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the HK as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS
No. 130, "Reporting Comprehensive Income". As of September 30, 2006 and for the three month and nine month periods ended September 30, 2006, such differences were immaterial.

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.
An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2006, the Company has incurred an accumulated deficit totaling $859,680 and its current liabilities exceed its current assets by $461,252.

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

The due to directors are interests free, unsecured and due on demand. The balance of due to directors is $314,791 as of September 30, 2006.

NOTE 6	RELATED COMPANY TRANSACTIONS

During the three month period ended September 30, 2005, the Company recorded interest of $2,090 on a note payable due to the former officers of the Company. During the three month period ended December 31, 2005, the note payable were transfer to third parties. The interest payable is included in the accrued expense in the accompanying consolidated financial statements.

During three month period ended September 30, 2005, an officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis, totaling $4,200, of which, $4,200 was recorded as contribution to capital.

There were no transactions with related parties for the three month and nine month periods ended September 30, 2006.

The Company agreed to pay directors a monthly salary for services performed. During the three month periods ended September 30, 2006 and 2005, the Company paid the directors a total remuneration of $54,000 and $3,000, respectively, of which $nil and $3,000, respectively, was recorded as contribution to capital. During the nine month periods ended September 30, 2006 and 2005, the Company paid the directors a total remuneration of $162,000 and $9,000, respectively, of which $nil and $9,000, respectively, was recorded as contribution to capital.


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

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High. The stock purchase transaction in respect of Good World Investments Limited has not been completed as of September 30, 2006. In July 2006, the agreement to purchase CVC was terminated.

b) On February 1, 2006, the Company entered into a non-binding Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited ("Zhishixin") for the controlling interests in Zhishixin ("Stock Purchase Agreement"). Under the Stock Purchase Agreement the Company will subscribe about $68,500 (RMB550,000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin.
This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company.
In September 2006, the Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited was terminated.


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

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:
*	Within one month of signing the agreement, one million shares of the
Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

In March 2006, the Company issued one million shares in accordance with the agreement and no other shares have been issued to Fleming as at September 30, 2006.

On March 1, 2006 the Company entered into an agreement with Dolphine Investments Inc., (DII) whereby DII will assist the Company in procuring R&D funding, developing resource pool for engineering expertise and liaising and building relationship with customers to achieve business and sales target.

According to the terms of the agreement the Company will pay $10,500 per month as consulting fees for the period of 12 months from the date of the agreement.


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


CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2006.


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

In 2005, the Company changed its name to International Debt Exchange Associates Inc. reflecting the Company's then intent to become a diverse company through mergers and acquisitions and to still maintain business as a frozen drink machine rental service.

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

Non-binding Acquisition Agreements
Strategically we have signed a non binding Sale and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% of Beijing Ren Ren Health Culture Promotion Company Limited. The Company is expected to commence the audit of Beijing Ren Ren shortly and is working out certain arrangements on the audit. We anticipate to finalize the negotiations for the acquisition for Good World in early 2007.

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

As announced on or about February 2, 2006 the Company entered into a Stock Purchase Agreement to acquire the controlling interests in DongGuan Zhishixin Advertising Limited. The Company has determined not to complete the proposed transaction and have terminated the Agreement.

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

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales after successful testing. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit in May 2006 and is still conducting compliance, functional, stability, load and usability testing on the device prior to testing by our resellers and partners. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

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

We have cash and cash equivalents of $10,061 as of September 30, 2006; a decrease from the previous period end of June 30, 2006. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, including completing the acquisitions above, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

The Company entered into an agreement to sell USD$250,000 in common stock in February 2006 and another USD$1 million of common stock in 4 equal tranches over the next 8 months thereafter, subject to certain conditions. On and around May 5, 2006, the Company announced that the Investor has not invested into the second tranche of USD250,000 as provided in the Stock Purchase Agreement due to the decrease in the share price. The Company has entered into negotiations with the Investor to adjust the terms in the Stock Purchase Agreement on the remaining 4 tranches to reflect the current market conditions and environment. The discussion with the Investor is still on going. Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implementing our business plan and building a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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


RESULTS OF OPERATIONS.

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2005.

REVENUES.
We have not realized any revenues for the period from October 1, 2002, our date of formation, through the period ended March 31, 2006. For the current three months period ended September 30, 2006, the Group has realized revenue of $25,046 and a cost of revenue of $18,511, achieving a gross profit of $6,535. For the current nine months period ended
September 30, 2006, the Group has realized revenue of $33,613 and a cost of revenue of $24,589, achieving a gross profit of $9,024.
We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 6 months. Our officers and directors have not committed to make any capital contributions to our operations other than what has been announced as to our intended acquisitions and co-operations.

OPERATING EXPENSES.
For the three month period ended September 30, 2006, our gross profit was $6,535 and our total operating expenses were $195,626, all of which were selling, general and administrative expenses. We also had $1,690 in interest expenses, so that our net loss for the three month period ended September 30, 2006 was $190,781. This is in comparison to the same period ended September 30, 2005, where we had $13,498 in selling, general and administrative expenses and $2,090 in interest expenses, making our net loss for that period $15,588.

For the nine month period ended September 30, 2006, our gross profit was $9,024 and our otal operating expenses were $524,879, all of which were selling, general and administrative expenses. We also had $5,311 in interest expenses, so that our net loss for the nine month period ended September 30, 2006 was $521,166. This is in comparison to the same nine month period ended September 30, 2005, where we had $64,374 in selling, general and administrative expenses and $5,237 in interest expenses, making our net loss for that period $69,611.

We anticipate that our operating expenses will continue to increase in future periods as we undertake to implement our business plan.


LIQUIDITY AND CAPITAL RESOURCES
As at September 30, 2006, the Company had cash and cash equivalents totaling $10,061 and other current assets of $64,596. The total assets of the Company were $226,399 as of September 30, 2006. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. As of September 30, 2006, we had current liabilities of $535,909 which were represented by $123,775 in accruals, $67,600 in short term debt, $29,743 in accounts and other payables, and $314,791 due to related
parties.   We expect to continue to have a working capital deficit
(current assets minus current liabilities) while we continue devoting all of our efforts and resources to establishing our business through implementation of our business plan.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2006 and September 30, 2006, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate and effective.

Internal control over financial reporting.   Until the first
fiscal year ending on or after July 15, 2007, the Company is not required to provide a report on our internal control over financial reporting or to provide an attestation report of our accountant on our assessment of our internal control over financial reporting. However, no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                           China Media Group Corporation

November 14, 2006          	By:  /s/    Con Unerkov
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

4. 	The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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



Date: November 14, 2006


/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer




Exhibit 99B

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of China Media Group Corporation, a Texas corporation (the "Company") on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2003, that:

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


/s/ Con Unerkov
--------------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer
November 14, 2006