Form 10KSB
period 2006-12-31
China Media Group CORP
filed 2007-02-16
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2006

-----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the transition period from to

--------------- --------------- ------------

Commission File Number: 000-50431

China Media Group Corporation

-------------------------

(Exact name of small business issuer as specified in its charter)

Texas	5813	75-3016844
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)

9901 I.H. 10 West, Suite 800, San Antonio, TX	78230
(Address of Company's principal executive offices)	(Zip Code)

+011 86 755 6165 7704

------------

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

State issuer's revenues for its most recent fiscal year. $79,600.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 31, 2007, approximately $6,630,459.

As of February 2, 2007, there were 369,135,127 no par value common stock of the Company issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

( ) Yes	( X ) No

DEFINITIONS AND CONVENTIONS

References to "China" refer to the Peoples' Republic of China.

References to "Common Stock" means the common stock, no par value, of China Media Group Corporation.

References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.

References to "Company", "CHMD", "we", "our" means China Media Group Corporation and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements appear in a number of places in this FORM 10-K report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this Form 10-K report represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements in this Form 10-K report are accurate, and we assume no obligation to update any such forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

OUR BUSINESS. Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this the Company established 4 strategic business units being "Television", "Advertising" "Print" and "Telecommunications and Mobile Computing".

No acquisitions have been completed as of this report, but a number of letters of intent and non-binding acquisition agreements have been made by the Company as announced in the period. In summary, the update of some of the events are as follows:

Non-binding Acquisition Agreements

Strategically we have signed a non binding Sale and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% of Beijing Ren Ren Health Culture Promotion Limited. The Company has commenced the audit of Beijing Ren Ren and is working out certain arrangements on the audit. We expect to finalize the negotiations for the acquisition for Good World before March 31, 2007

We also had a non-binding Sales and Purchase Agreement to acquire a controlling interests in Cody Ventures Corporation. The Company had on-going discussions on the business of Cody with its business owners and expected to entered into the due diligence after completion of the initial discussions. However, the Company has determined not to complete the proposed transaction and terminated the Agreement in July 2006.

As announced on or about February 2, 2006 the Company entered into a Stock Purchase Agreement to acquire the controlling interests in DongGuan Zhishixin Advertising Limited. The Company has determined not to proceed with the acquisition and have terminated this agreement.

Advertising Unit

On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited. As further announced later, Beijing Ren Ren had obtained approval for over 600 sign ad placements of which about 90 location placements have been approved in Chao Yuan District in Beijing. Beijing Ren Ren has initially provided about 12 ad placements in the Chao Yuan District for the Company to sell advertising. No advertising revenue has been generated from these signs.

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

The Company has commenced selling mobile devices through certain distribution channels in Hong Kong in advance of selling the MAGIC device. The Company has earned revenue of $79,600 during this period on selling mobile devices.

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

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intends to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has not draw down on the Equity Line of Credit but has received $50,000 under the Debenture Purchase Agreement.

Subsequent event

On or about January 13, 2007, the Company acquired 18% interests in Guangzhou Waho Culture Co., Ltd. ("Waho"), a company in the business of online advertising with specifically a contract to do the print and online edition of Yellow Pages for Guangdong Province for China Tietong Communications Co., Ltd., one of the licensed telecommunications carriers in China. We will actively monitor this investment and will hold discussions with management to determine if certain collaboration between Waho's online portal with our advertising and technology platforms. At the date of this report, no revenue has been generated from this investment.

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

OUR ADVERTISING SERVICES. We plan to offer advertising services in China. These advertising services would be across all media thus we will offer our customers selective advertising on specific media for nationwide campaign. China's advertising industry is still young and fragmented. We aim to differ from other advertisers so that we can provide nationwide campaigns across all media spectrum. To this end, we will work to secure strategic ad placements in key cities in China so that our customers will have the ability to launch nationwide campaigns. Furthermore with the upcoming 2008 Olympics, we will try to secure ad placements in key locations in Beijing. Our customers then will have prominent display/advertising at the games then.

OUR WEBSITE. We have developed a website at www.chinamediagroup.net to allow website visitors to view our services and updated news and events.

OUR GROWTH STRATEGY. We intend to grow our business by the business relationships that we have established and by acquisitions of strategic placement companies, provided that we have adequate capital and funding in place to fulfill our business plans. We plan to build up our regional offices in key cities in China to undertake our advertising works in that city and as well to act as a coordination center for the surrounding provinces and cities. We will also actively seek strategic partners to work on a cooperative basis or synergistic acquisition so that we can fast track the acquisition of human resources, contacts and customer base. We will aggressively seek key ad placements for each city for our customers. In the end, our strategy is to have enough placements throughout China to offer nationwide advertising campaigns to our multinational customers.

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

EMPLOYEES. As of December 31, 2006, we have eleven full time and one part-time employees of which two full time and one part time employee are also our officers. At the date of this report, we have increased our full time employees to twelve. We anticipate that we will hire more employees in the next six months in line with our expanded operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

FACILITIES. As at the date hereof, our executive, administrative and operating offices are located at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong.

REPORT TO SECURITY HOLDERS. We are not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should we choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. We file all of our required information with the Securities and Exchange Commission, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by us with the e Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by us with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The internet address for this site can be found at: http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERT ---------------------------------

PROPERTY HELD BY US. Neither the Company nor its subsidiary own any properties or facilities.

OUR FACILITIES. As at December 31 2006, our executive and administrative office is located at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong. The Company uses about 1,500 square feet of this office at a cost of about US$4,530 per month. The lease expires on January 15, 2008.

The Company also leases a 300 sq. ft. office in Kuala Lumpur, Malaysia as our Southeast Asia office at a monthly rent of US$775. The lease expires in March 2007.

The other operating office is located at Beijing at 1502 YongZe Yuan, No. 5 Yonghe Tower, Dongchen District, Beijing 100013, China where we have a 600 sq. ft. administration office to handle enquiry. We do not have a written lease or sublease agreement for the office facilities located in Beijing.

ITEM 3. LEGAL PROCEEDING ----------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDE ----------------------------------------------------------

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER ------------------------------------------------------------------------

We have one class of securities, Common Voting Equity Shares ("Common Stock") quoted in the over-the-counter market under the symbol "CHMD". The following table shows the quarterly high and low closing sales price for our Common Stock over the last two completed fiscal years, except that there was no trading before October 2005, as quoted on the OTC Bulletin Board. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance.

China Media Group Corporation

Quarter	High Bid	Low Bid

Fourth Quarter 2006	$0.0390	$0.0144
Third Quarter 2006	$0.0560	$0.0340
Second Quarter 2006	$0.1460	$0.0500
First Quarter 2006	$0.7100	$0.1250

Fourth Quarter 2005	$0.9400	$0.3500

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. SOURCE: Bloomberg.

We are authorized to issue 85,000,000,000 shares of no par value common stock. As of December 31, 2006, there 46 record holders of our common stock. Subsequent to the balance sheet date in January 2007, the Company issued an additional 7,860,982 common stock, and there were 369,135,127 shares of our common stock issued and outstanding as a result (see accompanying Accountant's notes and subsequent events). In November 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 60,607,444 (post split and reverse split) shares of common stock held by our shareholders; there were no proceeds to us since this registration statement concerned only shares already outstanding. As of December 31, 2006, there were 283,333,336 (post split and reverse split) outstanding shares of our common stock which could be sold pursuant to Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the Company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

DIVIDEND POLICY. There have been no cash dividends declared on our common stock since inception. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

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

STOCK OPTIONS. In October 2002, we adopted a stock option plan reserving an aggregate of 211,111,112 shares of common stock for issuance pursuant to the exercise of stock options granted to our employees and consultants. As of December 31, 2006 there were 21,800,000 outstanding stock options or warrants to purchase, or securities convertible into, shares of our common stock under the equity compensation plan.

Plan Category	Number of Securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(Excluding securities reflected in column a)
	(a)	(b)	(c)
--------------------------------	------------------------	-------------------------	------------------------
Equity compensation plans approved by security holders	21,800,000	$0.0365	189,311,112
--------------------------------	------------------------	-------------------------	------------------------

Equity compensation plans approved by security holders	N/A	N/A	N/A
--------------------------------	------------------------	-------------------------	------------------------

Total	21,800,000	$0.0365	189,311,112
--------------------------------	------------------------	-------------------------	------------------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIO -----------------------------------------------------------------------------

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10- KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-KSB.

Year ended December 31, 2006 compared with year ended December 31, 2005 -----------------------------------------------------------------------------------------------

GENERAL

The Company has its operating office at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong since January 2006. The Company did not have any revenues until this year and was considered a Development Stage Company in 2005. The Company currently sells mobile devices in Hong Kong.

Results of Operations ---------------------

For the year ended December 31, 2006, net sales was $79,600. There were no sales recorded in the prior year. These sales were mobile devices sold in Hong Kong.

For the year ended December 31, 2006, the cost of goods sold was $59,373, making our gross profit of $20,227 for the year.

For the year ended December 31, 2006 operating expenses were $1,528,829 as compared to $124,469, an increase of 1,128% from the prior year. The large increase was due to the costs incurred in setting up the operation in Asia and increase in operating activities. The Company also incurred about $596,900 in relation so entering into an equity line of credit for $2,500,000. These costs include, legal of $31,740, commitment fee of $252,500 and warrant expenses of $312,660. The Company also entered into stock based compensation and recorded option expenses of $184,276 in respect of stock options issued to employees during the year. The ELOC Agreement and the stock options increased the operating costs. Excluding these expenses in fiscal 2006, the selling, and general and administration expenses was $747,653pared to $124,469 in fiscal 2005. This represents an actual increase of 500%. Management hired seven new employees and several consultants in fiscal 2006 to develop its advertising and convergent devices business. These factors contributed to the increase in the selling, general and administrative expenses.

The operating loss increased to $1,508,602 for the year ended December 31, 2006 as opposed to an operating loss of $124,469 for the prior year.

For the year ended December 31, 2006 interest expense decreased to $7,141 from $7,434 primarily as a result of a decrease in debts.

For the three month period ended December 31, 2006, our revenue was $45,987, and a cost of revenue of $34,785, achieving a gross profit of $11,202. There was no revenue for the 3 months ended December 31, 2005. For the three months period ended December 31, 2006, our operating expenses was a total of $1,038,734, of which $1,003,949 were selling and general administration expenses. We also incurred interest expenses of $1,830, so that our net loss for the 3 months period ended December 31, 2006 was $994,577. This is in comparison to the same 3 month period ended December 31, 2005 where we had $60,202 in selling, general and administration expenses and $2,090 in interest expenses, making our net loss for that period $62,292. The increases in selling, general and administration expenses were related to entering into the equity line of credit and option expenses as noted above.

Liquidity and Capital Resources -------------------------------

Net cash used in operating activities was $130,350 during the year ended December 31, 2006 as compared to $24,210 in the year earlier. This increase is attributed principally to a combination of the set up of operations in Hong Kong and the substantial increase in operations throughout the fiscal year. The Company intends to monitor the monthly cash outlays in fiscal 2007 and conserve cash until additional financing is secured through the ELOC Agreement. The net loss for the year was $1,515,743 compared to $131,903 a year ago. The loss was adjusted for non-cash stock compensation of $184,276. This item is a non-cash outlay and affected the fiscal results for 2006.

Net cash used in investing activities was $17,612 during the year ended December 31, 2006.

Net cash provided by financing activities was $204,000 during the year ended December 31, 2006, which consisted principally of proceeds from issuance of common stock and convertible debenture of $50,000.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Company will be required to complete the registration statement related to the ELOC Agreement for $2,500,000 in order to draw down on this facility and to raise additional capital in order to continue to operate in fiscal 2007.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations. For the years ended December 31, 2006 and 2005, the Company incurred net losses of $1,515,743 and $131,903, respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS.

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Capital Expenditure Commitments

We had no material capital expenditures for the period ended December 31, 2006. However we expect to invest approximately $250,000 in capital expenture over the next 12 month

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred; the sales price to the customer is fixed or determinable, and collect ability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

In December 2004, the FASB issued SFAS 123R "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement became effective during the fiscal year ended September 30, 2006.

Recently Issued Accounting Pronouncements -----------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2006 audited financial statements.

ITEM 7. FINANCIAL STATEMEN ------------------------------------------------

The financial statements required by Item 7 are presented in the following order:

China Media Group Corporation and Subsidiary
Consolidated Financial Statements

For the Year Ended December 31, 2006

Table of Contents	Page

Report of Independent Registered Public Accounting Firm	13

Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2006	14
Consolidated Statements of Operations
for the years ended December 31, 2006 and 2005	15
Consolidated Statements of Stockholders' Deficits
for the years ended December 31, 2006 and 2005	16
Consolidated Statements of Cash Flows
for the years ended December 31, 2006 and 2005	17
Notes to Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2006 and for the period from October 1, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Media Group Corporation and its subsidiary as of December 31, 2006 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated as at December 31, 2006 of $1,854,257 including net losses of $1,515,743 for the year ended December 31, 2006. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 14, 2007

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006 ------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents	$63,039
Accounts receivable	897
Inventory	600
Prepayments, deposit and other receivables	52,194
-------------------------------
Total current assets	116,730

Non-current assets:
Property and equipments, net	15,089
Advanced payment for distribution rights	138,000
-------------------------------
153,089
-------------------------------
$269,819
==================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$13,226
Other payables and accruals	174,333
Convertible debenture	50,000
Short-term debt	67,600
Stock to be issued	158,500
Due to officers & directors	362,186
-------------------------------
Total current liabilities	825,845

Stockholders' deficit:
Common stock, no par value, 85,000,000,000 shares
authorized, 361,274,145 share issued and outstanding	776,670
Additional paid-in-capital	576,936
Shares issued for prepaid consulting fees	(55,375)
Accumulated deficits	(1,854,257)
-------------------------------
Total stockholders' deficit	(556,026)
-------------------------------
$269,819
===================

The accompanying notes are an integral part of these financial

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	--------------------------	----------------------
Net revenue	$79,600	$-

Cost of revenue	(59,373)	-
	---------------------------	-----------------------
Gross profit	20,227	-

Selling, general and administrative expenses	1,528,829	124,469
	---------------------------	-----------------------
Loss from operations before other expense	(1,508,602)	(124,469)

Other expenses - interest expense	(7,141)	(7,434)
	---------------------------	-----------------------
Net Loss	$(1,515,743)	$(131,903)
	================	==============

Basic and diluted loss per common share	$0.01	$0.01
	================	==============
Basic and diluted weighted average number of common shares *	340,809,108	343,940,812
	================	==============
*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2006 and 2005 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these financial

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common stock		Additional			Total
	------------------------------------		paid-in	Prepaid	Accumulated	Stockholders'
	Shares	Amount	capital	Expense	Deficit	Deficit
	-------------------	----------------	-----------------	-----------------	------------------	--------------------
Balance at January 1, 2005	343,940,812	84,370	63,400	-	(206,611)	(58,841)

Capital contribution for office
space and salary expense	-	-	14,400	-	-	14,400

Change to no par value stock	-	77,800	(77,800)	-	-	-

Net loss	-	-	-	-	(131,903)	(131,903)
	---------------------	------------------	-----------------	-------------------	--------------------	-----------------------
Balance at December 31, 2005	343,940,812	$162,170	-	-	($338,514)	($176,344)

Issuance of shares for distribution right	1,000,000	138,000	-	-	-	138,000

Issuance of shares and warrants for cash	833,333	170,000	80,000	-	-	250,000

Issuance of shares for services	3,000,000	69,000	-	(55,375)	-	13,625

Issuance of shares for commitment fee
for equity line of credit agreement	12,500,000	237,500	-	-	-	237,500

Options granted	-	-	184,276	-	-	184,276

Issuance of warrants	-	-	312,660	-	-	312,660

Net loss	-	-	-	-	(1,515,743)	(1,515,743)
	---------------------	------------------	-----------------	-------------------	--------------------	-----------------------

Balance at December 31, 2006	361,274,145	$ 776,670	$ 576,936	$ (55,375)	$ (1,854,257)	$ (556,026)
	===========	=========	=========	=========	===========	============

The accompanying notes are an integral part of these financial

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	-----------------	------------------
Cash flows from operating activities:
Net Loss	$(1,515,743)	$(131,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,523	-
Warrant expenses	392,660	-
Option expenses for employee compensation	184,276	-
Stock to be issued for services	158,500	-
Common stock issuance for services	69,000	-
Common stock issuance for commitment fee
for equity line of credit	237,500	-
Prepaid expense for services	(55,375)	-
Expenses paid by stockholders recorded as equity	-	14,400
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(52,194)	-
Account receivable	(897)	-
Inventory	(600)	-
Accounts payable and accrued expenses	156,746	24,361
Due to related parties	293,254	68,932
	--------------------	----------------------
Net cash used in operating activities	(130,350)	(24,210)
	--------------------	----------------------
Cash flows from investing activities:
Purchase of property and equipment	(17,612)	-
	--------------------	----------------------
Cash flows from financing activities:
Proceeds from issuance of debt	50,000	30,800
Payment of debt	(16,000)	-
Stock issued for cash	170,000	-
	---------------------	-----------------------
Net cash provided by financing activities	204,000	30,800
	---------------------	-----------------------
Net increase in cash and cash equivalents	56,038	6,590

Cash and cash equivalents, beginning	7,001	411
	---------------------	-----------------------
Cash and cash equivalents, ending	$63,039	$7,001
	============	=============
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
	============	=============
Income taxes paid	$-	$-
	============	=============

The accompanying notes are an integral part of these financial

CHINA MEDIA GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

China Media Group Corporation (the "Company") is a Texas corporation, incorporated on October 1, 2002.

In January 2006, the Company established a wholly owned subsidiary Ren Ren Media Group Limited, a company incorporated in Hong Kong, as its operating company in Hong Kong.

The Company will be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices. During the year, the Company recorded sales in mobile phone devices and was no longer considered a development stage enterprise.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.

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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2006 include the financial statements of the Company and its wholly owned subsidiary Ren Ren Media Group Limited. The consolidated financial statements for the year ended December 31, 2005 contained the financial statements of the Company as the Company did not own any subsidiary during that year.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the years ended December 31, 2006 and 2005 are not presented as it would be anti-dilutive.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value. As of December 31, 2006 the Company has inventories of mobile phones of $600.

Property & equipment

Property & equipment is stated at costs. Depreciation are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Leasehold improvements	5 years
Furniture, fixture and equipment	5 years

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

Income taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future taxonsequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to table income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangeme exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained, in the Hong Kong dollars (HK). Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Hong Kong dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2006 and 2005 and since inception, such differences were immaterial.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect of the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:
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

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

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

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2006, the Company has incurred an accumulated deficits totaling $1,854,257 and its total liabilities exceed its total assets by $556,026. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company has entered into an Equity Line of Credit Agreement to sell up to US$2,500,000 common stock of the Company for a two year period from the effective date of registration statement. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the registration statement will become effective or that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4	STOCKHOLDERS' DEFICIT

Common Stock

On February 2, 2005, the Company announced 5,000 for 1 stock split of the Company's issued and outstanding common stock which effectuated through a dividend of common stock outstanding as of record date. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of this reverse stock split.

In February 2005, the Company also changed the common stock from a par value per share of $.001 to no par value. Accordingly the paid in capital account and the additional paid in value account was reclassified into one paid in value account.

On September 14, 2005, the Company announced a 45 for 1 reverse stock split of the Company's issued common stock. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of this reverse stock split.

In March 2006, the Company issued 1,000,000 shares of common stock under the agreement for the acquisition of the distribution rights for M.AG.I.C. Convergent Device.

In March 2006, the Company issued 833,333 shares of common stock for $250,000.

In November 2006, the Company issued 1,500,000 shares of common stock for services valued at $37,500.

In December 2006, the Company issued 1,500,000 shares of common stock for services valued at $31,500.

In December 2006, the Company issued 12,500,000 shares of common stock as a commitment fee under an Equity Line of Credit Agreement.

In December 2006, the Company entered into an agreement to issued 4,342,464 shares of common stock for accrued services for $158,500. These shares were issued on January 3, 2007.

Warrants

The Company issued stock warrants for 1,666,666 shares of common stock to Central Star Holdings Limited. The warrants expire on February 21, 2008 and have an exercise price of $0.30 per share. The company booked expense of $80,000.

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company booked expense of $311,508.

The Company also issued 138,889 stock warrants as part of commission in relation to the Equity Line of Credit Agreement above. These warrants have an exercise price of $0.036 per share and expire on or about May 12, 2009.

NOTE 5	STOCK OPTIONS AND WARRANTS

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize thcost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensatiobased on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compention based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value metd proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option pns using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretation

Primarily as a result of adopting SFAS No. 123R, the Company recognized $1,515,743 or $0.01 per basic and diluted loss per share ishare-based compensation expense for the year ended December 31, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

2002 Stock Option Plan

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company did not issue any stock options from the date of the inception of the plan to December 31, 2005. Accordingly there were no outstanding stock options as at 31 December 2005.

2006 Stock Option Awards

On December 23, 2006, the Company granted 21,800,000 stock options to its employees and directors. All of the 21,800,000 stock options are exercisable from December 23, 2006 to December 22, 2009 and were vested immediately on the date of grant. These stock options had an exercise price of $0.0365 per share and the fair value of the shares at the time of granting of the options was $0.018. Total $184,278 expense was recorded for the stock options granted.

Following is a summary of the stock option activity in 2006:

Options outstanding
Outstanding, December 31, 2005	-
Granted during the year	21,800,000
Forfeited during the year	-
Exercised during the year	-
------------------------------------
Outstanding, December 31, 2006	21,800,000
=====================

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

$0.0365	21,800,000	2.98	$0.0365	21,800,000	$0.00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 21,800,000 stock options granted on December 23, 2006:

Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0

Warrants

Following is a summary of the warrant activity in 2006:

Outstanding, December 31, 2005	-
Granted during the year	33,055,555
Forfeited during the year	-
Exercised during the year	-
------------------------
Outstanding, December 31, 2006	33,055,555
==============

Following is a summary of the status of warrants outstanding at December 31, 2006:

Outstanding Warrants			Exercisable Warrants
------------------------------------			----------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.300	1,666,666	1.00	$0.300	1,666,666	$0.00
$0.030	15,625,000	2.43	$0.030	15,625,000	$0 .00
$0.036	15,625,000	2.43	$0.036	15,625,000	$0 .00
$0.036	138,889	2.43	$0.036	138,889	$0 .00

Details of the warrants are specified in Note 6 (d) and (e).

NOTE 6	STOCK PURCHASE AGREEMENTS

a) On or about October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited ("Central High")

1)

for the entire issued share capital of Good World Investments Limited for 50 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence. Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited;

2)

for 50,000,000 shares in Cody Ventures Corporation ("CVC") representing about 52.1% of the issued share capital in CVC in exchange for 30 million new common stock of the Company, subject to satisfactory completion of legal, financial and operational due diligence. CVC is quoted on the US Pink Sheets Market under the symbol CDYV. This agreement was terminated in July 2006.

Both directors, Messrs Con Unerkov and Alex Ho own 25% each in the issued share capital of Central High. The stock purchase transactions have not been complete as of December 31, 2006.

b) On or about January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

  Within one month of signing the agreement, one million shares of the Company;

  Within one month of receiving the prototype devices, one million shares of the Company;

  Within one month of receiving the product from commercial production, two million shares of the Company; and

  A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

As of December 31, 2006, the Company has only issued one million shares in respect of this agreement.

c) On or about February 1, 2006, the Company entered into a non-binding Stock Purchase Agreement with Dongguang Zhishixin Advertising Limited ("Zhishixin") for the controlling interests in Zhishixin ("Stock Purchase Agreement"). Under the Stock Purchase Agreement the Company will subscribe about $68,500 (RMB550, 000) of registered capital, representing about 52.3% of the enlarged capital, in Zhishixin. This Agreement is conditional on satisfactory completion of the legal, financial and operational due diligence by the Company. This agreement was terminated in September 2006.

d) On or about February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited ("Central Star"). Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period. Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share. However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share. For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007. The Company received $250,000 in February 2006. $80,000 was expensed for issuing the warrants.

e) On or about December 7, 2006 the Company entered into an Equity Line of Credit Agreement ("ELOC") with Tailor-Made Capital Limited ("TMC"). Pursuant to Equity Line of Credit Agreement, the Company may at its sole discretion, periodically sell to TMC common stock for a total purchase price of up to US$2,500,000 during the two year period commencing on the effective date of the registration statement but not later than three years from the date of the ELOC. The amount of each advance is subject to a maximum amount of US$250,000, and the Company may not submit an advance within 5 trading days of a prior notice of an advance. For each common stock purchased under the ELOC, TMC will pay between 90-100% of the volume weighted average price of our common stock quoted on the Over-the-Counter Bulletin Board for the 5 days immediately preceding the notice date. As part of this agreement, the Company issued to TMC 12,500,000 common stock as commitment fee and stock warrants for a total of 31,250,000 shares of common stock. The warrants expire on May 7, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share.

f) The Company also issued 138,889 stock warrants as part of commission in relation to the Equity Line of Credit Agreement above. These warrants have an exercise price of $0.036 per share and expire on May 7, 2009.

NOTE 7	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables are summarized as follows:

As of December 31, 2006
US$

Rental deposit	15,949
Utilities and other deposits	36,102
Prepayments	143
----------------------------------
52,194
====================

NOTE 8	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows:

As of December 31, 2006
US$
Cost
Leasehold improvements	7,918
Furniture, fixtures and equipments	9,694
--------------------------------
17,612
Accumulated depreciation	(2,523)
--------------------------------
15,089
===================

NOTE 9	INTANGIBLE ASSETS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

The Company issued 1,000,000 shares of common stock valued at $138,000. The shares were valued at the market price on the date of issuance

NOTE 10	OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

As of December 31 2006
US$

Accrued salaries and wages	13,606
Accrued interest	16,992
Accrued accounting	23,500
Accrued legal fee	44,818
Accrued consulting fee	23,975
Accrued trip and office expense	20,811
Accrual others	30,631
------------------------------------
174,333
=====================

NOTE 11	CONVERTIBLE DEBENTURE

On December 7, 2006 the Company entered into a Debenture Purchase Agreement ("DPA") with TMC whereby TMC agreed to purchase certain convertible securities issued by the Company. Pursuant to the terms of the DPA, the Company may sell and issue to TMC, and TMC will purchase from the Company, up to an aggregate of US$125,000 of convertible debenture ("Convertible Debenture") of the Company which will be due 12 months from the date of issuance. The terms of the Convertible Debenture due one year from the date of issue, bears interest at a rate of 10% per annum which is payable on the conversion date or at maturity, and can be converted at TMC's discretion at any time prior to maturity date at a conversion price of US$0.024 per share. Under the DPA, the Company can issue the Convertible Debentures in 3 stages: 1) US$50,000 upon signing the DPA, 2) US$50,000 upon filing the registration statement in accordance to the SPA, and 3) US$25,000 upon the aforementioned registration statement being declared effective by the Securities Exchange Commission. On December 20, 2006, the Company issued US$50,000 Convertible Debenture pursuant to the DPA and this was the only Convertible Debenture outstanding as at December 31, 2006.

NOTE 12	SHORT-TERM DEBT

As of December 31, 2006, the Company has an outstanding short-term unsecured debt payable of $67, 600, with annual interest rate of 10%. The debt was due on October 11, 2006, and was not yet paid off as of December 31, 2006. The Company recorded accrued interest of $6,760 in 2006.

NOTE 13	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $362,186 as of December 31, 2006.

NOTE 14	PREPAID EXPENSES

In November 2006, the Company signed consulting agreement with Waterville Investment Research with the term of the agreement of one year, The Company issued 1,500,000 shares of common stock valued at $37,500, of which $3,125 was expensed in 2006 and $34,375 was recorded as prepaid consulting expense.

In November 2006, the Company signed consulting agreement with Uptick Capital Ltd with the term of the agreement of one year for a payment of 1,500,000 shares of common stock of the Company every three months, The Company issued the first 3 months payment of 1,500,000 shares of common stock valued $31,500 on the effective date of the agreement, of which $10,500 was expensed in 2006 and $21,000 was recorded as prepaid consulting expense.

NOTE 15	RELATED COMPANY TRANSACTIONS

During the year ended December 31, 2005, (i) the Company recorded interest of $5,403 on a note payable due to the former officers of the Company and (ii) officers of the Company provided office space to the Company totaling $12,600, of which, $8,400 was recorded as contribution to capital in that year.

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2006 and 2005, the Company paid the directors and its officers and their services companies a total remuneration of $341,000 and $33,000, respectively, of which $6,000 in 2005 payment was recorded as contribution to capital.

NOTE 16	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2006 and 2005, since the Company and its subsidiaries had significant net operating loss. In the year ended December 31, 2006 and 2005, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $1,515,743 and $131,000, respectively. Total net operating losses carry forward at December 31, 2006 and 2005, (i) for Federal and State purpose were $1,854,257 and $339,000, respectively and (ii) for its entities outside of the United States were $615,150 and nil, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2006 and 2005 was approximately $400,660 and $135,400, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	December 31, 2006	December 31, 2005
Deferred tax asset
Net operating losses	$400,660	$135,400
Less: valuation allowance	(400,660)	(135,400)
	----------------------	----------------------
	$-	$-
	=============	=============

The following is a reconciliation of the provision for income taxes at the Hong Kong (2006) and U.S. federal (2005) income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-Hong Kong & federal	(17.5) %	(34) %
State tax expense net of federal tax	(0)	(6)
Changes in valuation allowance	17.5	40
	--------------------------	---------------------
Tax expense at actual rate	-	-
	===============	============
Income tax expense consisted of the following:

	2006	2005
Current tax expense:
Federal	$-	$-
State	-	-
	-------------	----------------
Total current	$-	$-

Deferred tax credit:
Hong Kong & Federal	$265,000	$55,000
State	0.00	10,000
	-------------	----------------
Total deferred	$265,000	$65,000
Less: valuation allowance	(265,00)	(65,000)
	-------------	----------------
Net deferred tax credit	-	-

	-------------	----------------
Tax expense	$-	$-
	========	=========

NOTE 17	COMMITMENTS AND CONTINGENCIES

a)

The Company leases office premises for its operations in United States, Hong Kong and Malaysia under operating leases. Rental expenses under operating lease for the year ended December 31, 2006 was US$58,927 (2005:US$12,600).

Future minimum rental payments under non-cancellable operating leases for the year ended December 31, 2007 is $5,474.

b)

The Company has service or employment agreements with the Directors and Officer and its service companies (the "Executives") for two years commencing on October 1, 2005 and the agreements shall continue thereafter unless terminated by either parties. The Executives will receive a monthly salary at a rate to be agreed by the Company and the Executives from time to time. In addition, the Executives will receive an annual management bonus to be determined by the majority of the Board based on the operating results of the Company and the Executives' performances, provided that it does not exceed 8.8 % of the net profit of the Company.

c)

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

d)

On March 1, 2006 the Company entered into an agreement with Dolphin Investments Inc., (DII) whereby DII will assist Company in procuring R & D funding, developing resource pool for engineering expertise and liaising and building relationship with customers to achieve business and sales target.

According to the terms of the agreement the Company will pay $10,500 per month as consulting fees for the period of 12 months from the date of the agreement.

e)	On December 7, 2007 The Company has entered into an Equity Line of Credit Agreement to sell US$2,500,000 of common stock, as further described in Note 6 (E) above.

f)	The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received under the ELOC Agreement and the Debenture Purchase Agreement.

NOTE 18	SUBSEQUENT EVENTS (Unaudited)

On January 3, 2007, the Company issued 4,342,464 shares of common stock for accrued services of $158,500.

On January 13, 2007 the Company acquired 18% interests in Guangzhou Waho Culture & Media Co., Ltd. (the "GWCM") for $243,000, of which $53,000 shall be paid in cash within 6 months from the date of the agreement and $190,000 worth of common stock, which is calculated to 3,518,518 shares of the Company. GWCM is a company focused in the business of online advertising for the China market.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSUR

----------------------------------------------------------------------------------------------------------------------------------

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

ITEM 8A. Controls and Procedur ---------------------------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. As of the date of this Report, these two positions are held by Con Unerkov. The Company is seeking to find a qualified chief financial officer for the Company.

Evaluation of Disclosure Controls and Procedures. The Company's management has review the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-a5(e) under the securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f) as of the fiscal year ended of this quarterly report on Form 10KSB.

No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors. In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of the Company's internal control systems are immediately identified. The inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, good faith error or mistake. No design can in all instances immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a company. Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected. Nonetheless, the Company recognizes its ongoing obligation to use its best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

Changes in Internal Controls. Based on a recent review by the Company, the Company has concluded that additional resources need to be assigned to internal controls and procedures. Such additional investment will be used primarily to recruit an experienced chief financial officer or outside public auditor/consultant to enhance the design and implementation of the Company's internal controls and procedures and to work with the Audit Committee to enhance the scope and thoroughness of the internal review process and the level of that committee's expertise.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON --------------------------------------------------------------------------------------------------------------------------------

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

NAME	AGE	POSITION
--------------------------------	--------	---------------------------------------------------------------------------------------------------
Con UNERKOV	38	President, Chief Executive Officer, Chief Financial Officer and a director

Alex HO	52	Treasurer, secretary and a director

LUO Qiang	52	Director

ZHANG Guoshe	61	Director

Paul M. SCANLAN	47	President of telecommunications and mobile computing unit
--------------------------------	--------	------------------------------------------------------------------------------------------

CON UNERKOV. Mr. Con Unerkov has been our President, CEO, CFO and one of our directors since September 14, 2005. Mr. Unerkov currently is employed full time by the Company to develop its media and advertising businesses. Mr. Unerkov has held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government, and most recently was the Chairman and CEO of various telecommunication companies in Asia. Mr. Unerkov is a graduate of the University of South Australia. He is not an officer or director of any reporting company.

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

LUO QIANG. Mr. Luo Qiang has been our director since June 23, 2006. Mr. Luo has held senior positions in the Government of Changsha, Hunan province for the past 20 years and he is now currently the Secretariat to the Changsha Goverment. Mr. Luo brings a wealth of experience d contacts in China commercial and regulatory sector. Mr. Luo is the Chairman of the Remuneration Committee. Mr. Luo is a graduate of Hunan University in China.

ZHANG GUOSHENG. Mr. Zhang Guosheng has been our director since June 23, 2006. Mr. Zhang graduated from Dongbei University of Finance & Economics with a major in Finance. Mr. Zhang has been the Dean of Liaoning Financial College for the past 10ears. Mr. Zhang is currentlan executive member of The Chinese Institute of Certified Public Accountants. Mr. Zhang brings a wealth of experience in corporate governance and, finance and accounting in Chin Mr. Zhang is the chairman of the Audit.

PAUL MICHAEL SCANLAN. Mr. Scanlan was appointed President of Telecommunications and Mobile Computing Unit in February 2006. Prior to joining the Company Mr. Scanlan was Director, APAC of the Mycom International Group from September 2003 to February 2006. Mr. Scanlan has also served in senior management positions for Clarity International Pty Ltd. from 1999 to 2003, Director - International Business for Consultel Pty. Ltd. from 1994 to 1999 and various specialist and management position in OTC Australia (Telstra Corporation) from 1982 to 1994. Mr. Scanlan holds a Bachelor of Engineering degree in Telecommunications from the University of NSW, Australia.

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

There are no family relationships among any of our officers and directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Our board of directors has appointed Mr. Zhang Guosheng as the chairman of the audit committee. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four directors serving on our Board of which three are in the audit committee, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current audit committee members meet the qualification of an "audit committee financial expert", each of our audit committee member, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current audit committee members capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2006 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

ITEM 10. EXECUVE COMPENSATION --------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

COMPENSATION FOR DIRECTORS AND EXECUTIVES. For the year ended December 31, 2005 and December 31, 2004, none of the Company's executive officers or directors received annual compensation exceeding US$100,000 and none of them received any stock options and no options were exercised by them.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2006 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

		Summary Compensation Table
		for Years Ended December 31, 2006
		Annual Compensation			Long-Term Compensation
					Awards

Name and principal position	Year	Salary	Bonus	Other annual compensation	Restricted stock awards	Securities underlying options (5)	All other compensation
Con Unerkov(1)	2006	$120,000(4)	$--	--	--	7,500,000	$--

Alex Ho(2)	2006	96,000	--	--	--	7,500,000	--

Paul Scanlan(3)	2006	125,000(4)	--	--	--	3,500,000	--

1.	Mr. Con Unerkov is the President, CEO, CFO, and Director of CHMD.
2.	Mr. Alex Ho is the Treasurer, Secretary, and Director of CHMD.
3.	Mr. Paul Scanlan is the President of Telecommunications and Mobile Computing Unit of CHMD.
4.	Portion of the executive's salary was paid to his respective service company.
5.	These options are exercisable at a price of $0.0365 per share until December 23, 200

Option Grants in Last Fiscal Year

The following table sets forth information relating to the grant of stock options to our directors and officers in 2006. There were no options granted to directors and officers in 2004 and 2005.

	Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Con Unerkov	7,500,000	34.40%	$0.0365	12/23/2009
Alex Ho	7,500,000	34.40%	0.0365	12/23/2009
Paul Scanlan	3,500,000	17.43%	0.0365	12/23/2009

EMPLOYMENT AND SERVICE CONTRACTS. The directors and officers have entered into employment and service contracts with the Company and their remuneration will be determined by the Company's business as it develops over time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. ------------------------------------------------------------------------

The following table sets forth information regarding shares of our common stock beneficially owned as of February 2, 2007 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrant/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership(2)
------------------------------------------	----------------------	----------------------	----------------------	---------------------	-----------------------
Con Unerkov (3)	1,369,863	7,500,000	-	8,869,863	2.36%
Alex Ho (3)	1,232,876	7,500,000	-	8,732,876	2.32%
Paul Scanlan(3)	1,369,863	3,800,000	-	5,169,863	1.39%
All officers and directors as a group (3 persons) (3)	3,972,602	18,800,000	-	22,772,602	5.87%
Tailor-Made Capital Ltd. of Museum Tower, 14th Floor, 4 Berkowitz St., Tel Aviv 61180, Israel.	12,500,000	-	33,333,333	45,833,333	11.39%
Maxcom Group International Ltd. ("MGIL") of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	38.38%
Liu Kang (4), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	38.38%
Simple Securities Limited ("SSL") of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,638,333	-	-	141,638,333	38.37%
Zhang Yan Yu (5), 6 Village, Huatan Management Zone, Huangsha Town, Dongyuan City, Guangdong province, China.	106,228,750	-	-	106,228,750	28.77%

Notes:

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o China Media Group Corporation at 1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong.

(2)

For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days of the date of the above table, are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there wer369,135,127 shares of our common stock issued and outstanding. There were also outstanding options, warrants, and convertible notes entitling the holders to purchase 18,800,000 shares of our common stock owned by officers and/or directors of the Company.

(3)	These are the officers and directors of CHMD.

(4)	Includes 141,666,668 shares held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.

(5)	Includes 106,228,750 shares held by SSL. Ms. Zhang Yan Yu is the director and holds 75% shareholding of SSL.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION ---------------------------------------------------------

RELATED PARTY TRANSACTIONS.

Other than disclosed below or under the caption entitled "Executive Compensation," during the last two years, the Company was not involved in any transaction in which a director, officer or shareholder of the Company, or any family member of any such person, had a direct or indirect material interest where the amount involved exceeded $60,000.

In 2005. the Company entered into the following note payable agreements with the then officers of the Company:

	Loan	Interest	Maturity
	Amount	Rate	Date
February	$2,000	10%	February 2007
March	$10,000	10%	March 2007
May	$3,800	10%	May 2007
June	$15,000	10%	June 2007

The Company has incurred interest totaling $7,240 relating to these notes for the year ended December 31, 2005.

The current directors of the Company advanced a total of 362,188 and 68,932 to the Company for the years ended December 31, 2006 and December 31, 2005. Such advances were non interest bearing, unsecured and payable on demand.

For the year ended December 31, 2005, the then officer of the Company provided office space to the Company at $1,400 per month on a month-to-month basis until September 2005 for a total of US$12,600, which was recorded as a contribution to capital.

The Company agreed to pay a monthly salary to its officers for services performed. Compensation expense of $341,000 and $33,000 have been recognized for services provided by the directors and officer for the years ended December 31, 2006 and 2005, respectively.

On December 23, 2006, we entered into an agreement with certain officers and directors of the Company where they acquired a total of 3,972,602 Common Stock for US$145,000. The share certificates were issued on January 3, 2007, and accounted for as Stock to be Issued in the 2006 financial statements.

ITEM 13. EIBITS AND REPORTS ON FORM 8-K ------------------------------------------

(a) Exhibit No.

3.1 Articles of Incorporation*

3.2 Bylaw*/P

10.1 Material contract: Employment Agreements of Con Unerkov dated October 28, 2005.**

10.2 Material contract: Employment Agreement of Alex Ho dated October 28, 2005.**

10.3 Material contract: Equity Line of Credit arrangement with Tailor-Made Capital Ltd. ***

10.4 Material contract: Debenture Purchase Agreement with Tailor-Made Capital Ltd. ***

14 Code of Ethics **

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registrant's Form SB-2 filed on September 26, 2002.

** Incorporated by reference from Registrant's Form 10-KSB/A filed on August 11, 2006.

*** Incorporated by reference from Registrant's Form 8-K filed on 13 December, 2006.

(b) Reports on Form 8-K

The Company filed 4 reports on Form 8-K during the last quarter of the period covered by this annual report on Form 10-KSB and filed 1 report on Form 8K for the subsequent events disclosed as follows:.

Fourth Quarter 2006

(i)		On November 28, 2006, a Form 8-K was filed to report on November 27, 2006 CHMD entered into a Consultancy Agreement with Waterville Investment Research, Inc.

(ii)

On December 4, 2006, a Form 8-K was filed to report that on December 1, 2006 CHMD entered into a Consultant Agreement with an independent third party to provide management consulting services to the Company.

(iii)	(a)

On December 13, 2006, a Form 8-K was filed to report that on December 7, 2006 CHMD entered into an equity line of credit arrangement (the "ELOC Arrangement") with Tailor-Made Capital Ltd., an Israeli company affiliated with Meitav Investment House ("TMC"), which is a privately owned asset management and investment banking firm based in Israel ("Meitav").

	(b)	Also on December 7, 2006, CHMD entered into a Debenture Purchase Agreement with TMC whereby TMC agreed to purchase certain convertible securities issued by the Company.

(iv)

On January 2, 2007, a Form 8-K was filed to report that on December 23, 2006 CHMD entered into a number of Subscription Agreements with its employees to sell a total of 4,342,464 shares (the "Subscription Shares") at USD0.0365 per share for an aggregate of USD158,500 which was used to retire debts owed to its employees.

Subsequent Events

(i)

On January 17, 2007, a Form 8K was filed to report that on January 13, 2007 CHMD entered into a Sale and Purchase Agreement with an independent third party to purchase 18% of the registered capital of Guangzhou Waho Culture & Media Co., Ltd. ("GWCM") for US$243,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE --------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $37,000, and $33,893, of which $16,393 was to the prior auditor, respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005 were $0 and $0, respectively.

TAX FEES. For the fiscal years ended December 31, 2006 and December 31, 2005, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. Non

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Group Corporation
a Texas corporation

/s/ Con Unerkov
---------------------------------------
Con Unerkov
Principal executive officer
President, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Con Unerkov	February 15, 2007
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
President, CFO, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company

I, Con Unerkov, certify that:

1. I have reviewed this annual report on Form 10-KSB of China Media Group Corporation;

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

Date: February 15, 2007

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of thCompany, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
February 15, 2007