Form 10QSB
period 2007-03-31
China Media Group CORP
filed 2007-05-16
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------
Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Texas	7310	32-003-4956
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong	0000
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208 (ext.222)
-------------------------------------------------
(Company's Telephone Number, Including Area Code)

This Quarterly Report on Form 10-QSB is the Registrant's Quarterly Report for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission.

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

As of May 10, 2007 there were 495,835,127 no par value common stock of the Company issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X ]

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X ]

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this quarterly report, the terms "we", "us", "our", "CHMD", and "the Company" mean China Media Group Corporation and its subsidiaries unless otherwise indicated.

PART I

Item 1.	Condensed Consolidated Financial Statements

China Media Group Corporation
Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheet as of March 31, 2007
Condensed Consolidated Statements of Operations
     For the three months ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows
     For the three months ended March 31, 2007 and 2006
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS
March 31, 2007
--------------------
Current assets:	US$
Cash and cash equivalents	113,492
Accounts receivable	890
Inventory	476
Loan receivables	323,679
Prepayments, deposit	147,358
--------------------
Total current assets	585,895

Non-current assets:
Property and equipments, net	19,646
Deposit for distribution rights	138,000
Goodwill on acquisition of subsidiary	7,578,607
--------------------
7,736,253
-------------------
8,322,148
===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables and accrued expenses	322,735
Convertible debenture	50,000
Short-term debt	67,600
Due to officers and directors	529,701
--------------------
Total current liabilities	970,036

Long term liabilities:
Long-term loan	2,000,000
--------------------

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized
495,835,127 at March 31, 2007
shares issued and outstanding	7,129,835
Additional paid-in-capital	742,863
Prepaid consulting expenses	(84,167)
Comprehensive income	(3,538)
Accumulated deficits	(2,432,881)
--------------------
Total stockholders' equity	5,352,112
--------------------
8,322,148
============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	-----------------	-----------------
	US$	US$

Net revenue	26,834	-

Cost of revenue	20,247	-
	-----------------	-----------------
Gross profit	6,587	-

Operating expenses:
Impairment of investment	243,000	-
Selling, general and administrative expenses	342,235	143,578
	-----------------	-----------------
Total operating expenses	585,235	143,578
	-----------------	-----------------
Loss from operations before other expenses	(578,648)	(143,578)

Other expenses
Interest expenses	(3,513)	(2,260)
	-----------------	-----------------
Net loss	(582,161)	(145,838)
Other Comprehensive Income
Foreign currency translation gain	3,538	-
	------------------	------------------
Comprehensive loss	(578,623)	(145,838)
	==========	==========
Basic and diluted loss per common share	$(0.00)	$(0.00)
	==========	==========
Basic and diluted weighted average number of common shares *	392,867,086	345,124,145
	==========	==========

* Basic and diluted weighted average number of shares is same since the effect of dilutive securities are anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three month periods ended March 31
	-----------------------------------------------------
	2007	2006
	-----------------	------------------
	US$	US$
Cash flows from operating activities:
Net Loss	(582,161)	(145,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	789	166
Impairment in investment	243,000	-
Warrant expense	10,592	-
Common stock issuance for services	85,000	-
Issuance of common stock for prepaid expenses	(28,792)	-
(Increase) / decrease in assets:
Prepaid expenses, deposit and other receivables	(2,465)	(18,445)
Inventory	124	-
Accounts receivable	7	-
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	107,362	59,014
Due to related parties	166,201	(30,886)
	--------------------	-------------------
Net cash used in operating activities	(343)	(135,989)
	--------------------	--------------------
Cash flows from investing activities:
Increase in investment	(53,000)	-
Disposal of property and equipment	2,125	(11,631)
	--------------------	--------------------
Net cash used in investing activities	(50,875)	(11,631)
	--------------------	--------------------
Cash flows from financing activities:
Proceeds from issuance of debt	75,000	-
Acquisition of subsidiary, net of cash	26,671	-
Payment of debt	-	(16,000)
Issuance of common stock for cash	-	250,000
	---------------------	---------------------
Net cash provided by financing activities	101,671	234,000
	---------------------	---------------------
Net increase in cash and cash equivalents	50,453	86,380

Cash and cash equivalents, beginning	63,039	7,001
	---------------------	---------------------
Cash and cash equivalents, ending	113,492	93,381
	============	============
Supplemental disclosure of cash flow information:
Interest paid	-	3,700
	============	============
Income taxes paid	-	-
	============	=============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	ORGANIZATION

China Media Group Corporation (the "Company") is a Texas corporation, incorporated on October 1, 2002.

In January 2006, the Company established a wholly owned subsidiary Ren Ren Media Group Limited, a company incorporated in Hong Kong, as its operating company in Hong Kong.

In March 2007, the Company acquired Good World Investments Limited ("Good World"), a company incorporated in the British Virgin Islands, which in turn owns a 50% subsidiary, Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren") as hereinafter defined, a company established in the Peoples' Republic of China ("PRC") with a registered capital of RMB5,000,000. Beijing Ren Ren is working with the Chinese Government on the "Great Wall of China Project" which is to promote health awareness and health education in China.

The Company plan to be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries Ren Ren Media Group Limited, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited. Both Good World and Bejing Ren Ren were acquired in March 2007.

The results of subsidiaries acquired during the period are consolidated from their effective dates of acquisition.

All significant inter-company transactions and balances have been eliminated on consolidation.

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

Investment in Equity Securities
The Company's policy for investment in equity securities, other than investment in subsidiaries, are as follows:

-

Investment in Securities held for trading are classified as current assets and are initially stated at fair value. At each balance sheet date the fair value is remeasured, with any resultant gain or loss being recognized in profit and loss;

-

Investments in nonmarketable securities that are not accounted for by the equity method are subject to the requirements of SFAS No. 107. Persuant to SFAS No. 107, if quoted market prices are not available, management's best estimate of fair value may be based on the quoted market price of a financial instrument with similar characteristics or on valuation techniques.

During the three month period ended March 31, 2007, the Company evaluated its investment in Guangzhou Waho Culture & Media Co., Ltd. and recognized an impairment loss equal to the book value of these investments amounting to $243,000. These evaluations were based upon market value of similar investments.

Other Payables and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2007:

As of March 31 2007
US$

Accrued salaries and wages	97,560
Accrued interest	20,036
Accrued accounting and legal	16,147
Accrued consulting fee	44,517
Accrued trip and office expense	42,058
Other payable deposit from customers	28,233
Other payable - commission	12,500
Others	61,684
------------------------------------
322,735
=====================

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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained; in the Hong Kong dollars (HK) and the China subsidiary are maintained in Renminbi. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Hong Kong dollar and the Renminbi as the functional currencies. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As of March 31, 2007 and for the three months ended March 31, 2007, such differences were a translation gain of $3,538.

Recent Pronouncements

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2007, the Company has incurred an accumulated deficits totaling $2,432,881 and its total current liabilities exceed its total current assets by $384,141. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock

In January 2007, the Company entered into an agreement to acquire 18% in Guangzhou Waho Culture & Media Co., Ltd. for $243,000 of which $53,000 was paid in cash and $190,000 was paid by the issuance of 3,518,518 shares of common stock in the Company. The Company impaired the investment made in Waho Culture & Media Co., Ltd., as of March 31, 2007, as the marketable value is uncertain.

In March 2007, the Company issued 1,700,000 shares of common stock for service valued at $85,000.

In March 2007, the Company entered into an agreement to acquire 100% of Good World Investments Limited for a consideration of $6,000,000, which was settled by the issuance of 125,000,000 common stock in the Company.

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

In December 2006, the Company also issued 138,889 stock warrants as part of commission in relation to the issuance of $50,000 Convertible Debenture under the Debenture Purchase Agreement with TMC. These warrants have an exercise price of $0.036 per share and expire on or about May 12, 2009.

In March 2007, the Company issued 208,333 stock warrants as part of commission in relation to the issuance of $75,000 Convertible Debenture under the Debenture Purchase Agreement with TMC. These warrants have an exercise price of $0.036 per share and expire on or about May 12, 2009.

NOTE 5	STOCK OPTIONS AND WARRANTS

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretation

2002 Stock Option Plan

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had 21,800,000 stock options outstanding as at December 31, 2006.

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had not issued any stock options under this plan since inception to March 31, 2007.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8.

As of March 31, 2007, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Following is a summary of the stock option activity for the three months ended March 31, 2007:

Options outstanding
------------------------------------
Outstanding, December 31, 2006	21,800,000
Granted during the period	-
Forfeited during the period	-
Exercised during the period	-
------------------------------------
Outstanding, March 31, 2007	21,800,000
=====================

Following is a summary of the status of options outstanding at March 31, 2007:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

$0.0365	21,800,000	2.73	$0.0365	21,800,000	$0.00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	4.63%
Expected lifeof the options	3.00 years
Expected volatility	95%
Expected dividend vield	0

The 21,800,000 stock options granted on December 23, 2006:

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2007:

Outstanding, December 31, 2006	33,055,555
Granted during the period	208,333
Forfeited during the period	-
Exercised during the period	-
------------------------
Outstanding, March 31, 2007	33,263,888
==============

Following is a summary of the status of warrants outstanding at March 31, 2007:

Outstanding Warrants	Exercisable Warrants
----------------------------	----------------------------------------------------------

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.300	1,666,666	0.87	$0.300	1,666,666	$0 .00
$0.030	15,625,000	2.20	$0.030	15,625,000	$0 .00
$0.036	15,625,000	2.20	$0.036	15,625,000	$0 .00
$0.036	138,889	2.20	$0.036	138,889	$0 .00
$0.036	208,333	2.09	$0.036	208,333	$0 .00

Details of the warrants are specified in Note 6 (d) and (e).

NOTE 6	STOCK PURCHASE AGREEMENTS

a) On or about October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited ("Central High")

1)

for the entire issued share capital of Good World Investments Limited, subject to satisfactory completion of legal, financial and operational due diligence. Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited. This transaction closed on March 13, 2007 (refer to item(i) below);

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

As of March 31, 2007, the Company has only issued one million shares in respect of this agreement.

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

f) On December 12, 2006, the Company issued 138,889 stock warrants as part of commission in relation to the issuance of $50,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants have an exercise price of $0.036 per share and expire on May 12, 2009.

g) On January 3, 2007, the Company issued 4,342,464 shares of common stock for accrued services of $158,500.

h) On January 13, 2007 the Company acquired 18% interests in Guangzhou Waho Culture & Media Co., Ltd. (the "GWCM") for $243,000, of which $53,000 shall be paid in cash within 6 months from the date of the agreement and $190,000 worth of common stock, which is calculated to 3,518,518 shares of the Company. GWCM is a company focused in the business of online advertising for the China market.

i) On March 13, 2007 we entered into a Sales and Purchase Agreement to acquire the entire issued share capital of Good World Investment Limited which owns 50% issued shares capital of Beijing Ren Ren Health Culture Promotion Limited. Pursuant to the agreement, the Company will issue 125 million shares to Central High Limited as the consideration. This purchase consideration was negotiated with reference to the BRR accounts and the underlying projects in BRR. Our directors Messrs. Con Unerkov and Alex Ho each owns 25% interests in, but are not directors or officers of, Central High Limited.

j) On March 27, 2007, the Company issued 208,333 stock warrants as part of commission in relation to the issuance of $75,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants have an exercise price of $0.036 per share and expire on May 12, 2009.

NOTE 7	INTANGIBLE ASSETS

a)

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

The Company issued 1,000,000 shares of common stock valued at $138,000 and classified as deposit on distribution rights. The shares were valued at the market price on the date of issuance. As of March 31, 2007, the Company has not received the prototype device.

b)	On March 13, 2007, the Company acquired 100% interests in Good World Investments Limited for $6,000,000 which resulted in the Group recording a goodwill upon consolidation of $7,578,607.

NOTE 8	CONVERTIBLE DEBENTURE

On December 7, 2006 the Company entered into a Debenture Purchase Agreement ("DPA") with TMC whereby TMC agreed to purchase certain convertible securities issued by the Company. Pursuant to the terms of the DPA, the Company may sell and issue to TMC, and TMC will purchase from the Company, up to an aggregate of US$125,000 of convertible debenture ("Convertible Debenture") of the Company which will be due 12 months from the date of issuance. The terms of the Convertible Debenture due one year from the date of issue, bears interest at a rate of 10% per annum which is payable on the conversion date or at maturity, and can be converted at TMC's discretion at any time prior to maturity date at a conversion price of US$0.024 per share. Under the DPA, the Company can issue the Convertible Debentures in 3 stages: 1) US$50,000 upon signing the DPA, 2) US$50,000 upon filing the registration statement in accordance to the SPA, and 3) US$25,000 upon the aforementioned registration statement being declared effective by the Securities Exchange Commission. On December 12, 2006 and March 27, 2007, the Company issued US$50,000 and US$75,000 of convertible debentures, respectively, pursuant to the DPA. As of March 31, 2007, a total of $125,000 Convertible Debentures was issued and outstanding.

The Company calculated a beneficial conversion feature of $75,000. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At March 31, 2007, the note is presented net of the unamortized beneficial conversion feature of $75,000 to be amortized over the term of the note of 1 year.

NOTE 9	SHORT-TERM DEBT

As of March 31, 2007, the Company has an outstanding short-term unsecured debt payable of $67,600, with annual interest rate of 10%. The interest expense amounted to $3,513 and $2,260 for the three-month periods ended March 31, 2007 and 2006.

NOTE 10	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $529,701 as of March 31, 2007.

NOTE 11	LONG TERM SHAREHOLDER LOAN

The long term shareholder loan is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25 2007 and thereafter 8% per annum.

NOTE 12	RELATED COMPANY TRANSACTIONS

There were no transactions with related parties for the three months ended March 31, 2006 and 2007 other than as noted below.

During the three months period ended March 31, 2007, the Company entered into an agreement to acquire 100% of Good World Investments Limited from Central High Limited which our directors Con Unerkov and Alex Ho each holds 25% interest.

The Company agreed to pay directors and officers a monthly salary for services performed. During the three months period ended March 31, 2007 and 2006, the Company paid the directors and its officers and their services companies a total remuneration of $91,500 and $54,000, respectively.

NOTE 13	COMMITMENTS AND CONTINGENCIES

a)

The Company leases office premises for its operations in United States, Hong Kong and Malaysia under operating leases. Rental expenses under operating lease for the three-month period ended March 31, 2007 was US$18,314 .

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

e)	On December 7, 2007 The Company has entered into an Equity Line of Credit Agreement to sell US$2,500,000 of common stock, as further described in Note 6 (E) above.

f)	The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received under the ELOC Agreement and the Debenture Purchase Agreement.

NOTE 14	BUSINESS COMBINATIONS

Sale and Purchase Agreement between the Company and Central High Limited

On March 13, 2007, the Company entered into a Sales and Purchase agreement (the "Purchase Agreement") to acquire 100% of the issued and outstanding shares of Good World Investments Limited ("Good World") from Central High Limited.

The consideration for the acquisition is 125,000,000 shares of the Company's common stock valued at $6,000,000 based upon the market value of shares as it traded on the Over-the-Counter Bulletin Board (OTCBB) at the date of acquisition. Our directors, Messrs. Con Unerkov and Alex Ho, each own 25% interests in Central High Limited. Good World, an investment holding company, owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited (the "BRR"). BRR is a company incorporated in the People's Republic of China, and is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to promote health education and health awareness to China.

The purchase price was allocated as follows:

Cash	$26,671
Current assets	416,378
Current liabilities	(29,161)
Property, plant and equipment	7,505
Goodwill	7,578,607
Long-term loan	(2,000,000)
Purchase price	$6,000,000

Proforma financials

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only. The Pro Forma Consolidated Balance Sheet and Pro Forma Cbined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on December 31, nor does it purport to present the operating results that would be achieved for future periods.

The Unaudited Pro-Forma Consolidated Financial Statement reflect financial information which gives pro-forma effect to the acquisition of all the outstanding common shares of Good World in exchange for 125,000,000 shares of common stock of the Company.

The acquisition is to be recorded as a purchase acquisition. The Pro Forma Consolidated Balance Sheet included herein reflects the use of the purchase method of accounting for the above transactio

Unaudited Pro Forma Consolidated Balance Sheet

The acquisition was completed on March 13, 2007 and has been accounted for in the consolidated balance sheet presented in the Condensed Consolidated Balance Sheet as at December 31, 2006.

Unaudited Pro Forma Consolidated Statement of Operations

The Pro-Forma Combined Statement of Operations give effect to the above transaction as if it occurred on the earliest date of the period presented, i.e., December 31, 2006.

CHINA MEDIA GROUP CORPORATION
UNAUDITED PRO-FORMA
AS OF DECEMBER 31, 2006

Proforma consolidated
US$
---------------
Current assets	560,935
Non-current assets	7,954,889
Current liabilities	852,236
Long term liabilities	2,219,614
Stockholders' deficit	5,443,974
Net revenues	81,393
Cost of revenue	(59,373)
Gross profits	20,020
Selling, general and administrative expenses	(1,688,372)
Other expenses - interest expense	(7,141)
Minority interests	77,932
Net loss	(1,595,561)
Basic and diluted loss per common share	$0.01
============
Basic and diluted weighted average number of common shares	340,809,108
============

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

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

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this mission the Company established 5 strategic business units: "Television", "Advertising" "Print", "Telecommunications and Mobile Computing" and "Products and Services".

In summary, the update of some of the events are as follows:

Acquisition Agreement

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts across China.

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

Telecommunications Unit

In January 2006, the Company announced the establishment of the Telecommunications and Mobile Computing Division to focus on the new media advertising where we would take advantage of new convergent devices for telecommunications advertising. The business of selling advertising through telecommunications media and devices is still at an early stage as we are developing strategies to effectively enter the market. No revenue has been generated from advertising through telecommunications media and devices at the date of this report.

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales after successful testing. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit in May 2006 and is still conducting compliance, functional, stability, load and usability testing on the device prior to testing by our resellers and partners. We expect that compliance testing will be completed in June 2007. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

The Company also announced on or about January 17, 2006 that it has signed a Letter of Intent with DreamWorks Movie & TV Culture Media Co. Ltd to jointly develop mobile TV network in Hunan Province and advertising on such mobile network. No further update since the last report. No revenue has been generated from this cooperation.

In January 2007, the Company acquired 18% interests in Guangzhou Waho Culture co, Ltd. ("Waho"), a company in the business of online advertising with specifically a contract to do the print and online edition of Yellow Pages for Guangdong Province for China Tietong Communications Co., Ltd., one of the licensed telecommunication carriers in China. This investment provides us an entry into this online portal and possible future collaboration between Waho's online portal with our advertising and technology platforms.

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

Product Services Unit

We have commenced a Products Services Unit to build brands and to take advantage of our contacts, distribution network and trading opportunities. We will leverage off our advertising platform to develop our won brands for selected products. This will uniquely position our Product Services for brand awareness and as well as develop a long term business unit that will serve both consumers and industries.

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

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $113,492 as of March 31, 2007; an increase from the previous period end of December 31, 2006. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

The Company entered into an agreement to sell USD$2,500,000 in common stock in December 2006, under the ELOC agreement, subject to the approval of the Registration Statement. As of the date of this report, the Registration Statement has been approved by the SEC. Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implementing our business plan and building a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Results of Operations

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTH PERIODS ENDED MARCH 31, 2006.

REVENUES.

We did not realized any revenues for the three months ended March 31, 2006. For the three months period ended March 31, 2007, the Group has realized revenue of $26,834 and a cost of revenue of $20,247, achieving a gross profit of $6,587. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended March 31, 2007, our gross profit was $6,587 and our total operating expenses were $351,607, all of which were selling, general and administrative expenses. We also had $3,513 in interest expenses and impairement in investment of $243,000, so that the net loss to our shareholders for the three month period ended March 31, 2007 was $582,161. This is in comparison to the same period ended March 31, 2006, where we had $143,578 in selling, general and administrative expenses and $2,260 in interest expenses, making our net loss for that period $145,838.

Liquidity and Capital Resources

As at March 31, 2007, the Company had cash and cash equivalents totaling $113,492, other current assets of $472,403 and non-current assets totaling $7,736,253 which were represented by $19,646 in fixed assets, $138,000 in distribution rights and $7,578,607 in goodwill. The total assets of the Company were $8,322,148 as of March 31, 2007. We also had current liabilities of $970,036 which were represented by $322,735 in accruals, $67,600 in short term debt, $529,701 due to related parties, $50,000 in convertible debenture as of March 31, 2007. We also had $2,000,000 in long-term shareholders loan as of March 31, 2007, making our total liabilities $2,970,036.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to complete the registration statement relating to the ELOC agreement for $2,500,000 in order to draw down on this facility and to raise additional capital in order to continue to operate in fiscal 2007.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2007 the Company incurred net loss of $578,623, and has accumulated losses of $2,432,881 as at March 31, 2007. The Company's ability to continue as a going concern is contingent upon its ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Item 3.	Controls and Procedures.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)

On December 23, 2006, the Company entered into a number of Subscription Agreements with its employees for them to subscribe a total of 4,342,464 shares (the "Subscription Shares") at USD0.0365 per share for an aggregate of USD158,500 which was used to retire debts owed to its employees. This Subscription Shares included 1,369,863 shares that were subscribed for USD50,000 by our director Mr. Con Unerkov, 1,232,876 shares that were subscribed for USD45,000 by our director Mr. Alex Ho and 1,369,863 shares that were subscribed for USD50,000 by Mr. Paul Scanlan, President of our Telecommunication and Mobile Computing Division. The Company relied upon the exemption from registration as set forth in Regulation S of the Securities Act for the issuance of these shares. The stockholders are not a "U.S. Person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the stockholders were located outside of the United States. In addition, the stockholders took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, and were permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares. The Company issued the shares without compliance with the registration requirements of the Securities Act in reliance upon the exemptions therefrom afforded by Section 4(2) and Regulations D thereunder as well as Regulation S.

b)

On January 13, 2007, the Company entered into a Sale and Purchase Agreement (the "SP Agreement") with an independent third party (the "Vendor") to purchase 18% of the registered capital of Guangzhou Waho Culture & Media Co., Ltd. ("GWCM") for US$243,000, which will be paid by US$53,000 in cash and US$190,000 in common stock which is calculated to 3,518,518 shares of the Company. Pursuant to the Agreements, the cash consideration of US$53,000 shall be paid within 6 months from the date of the SP Agreement and the shares consideration of 3,518,518 shares are kept in escrow by the Company until the completion of the registration of the 18% of the registered capital of GWCM into the Company's name. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

c)

On March 1, 2007, the Company issued the 2nd tranche of 1,500,000 shares to an independent third party in accordance with the Consultant Agreement executed on December 1, 2006. The Company relied upon the exemption from registration as set forth under Section 4(2) for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

d)

On March 13, 2007 we entered into a Sales and Purchase Agreement to acquire the entire issued share capital of Good World Investment Limited which owns 50% issued shares capital of Beijing Ren Ren Health Culture Promotion Limited. Pursuant to the agreement, the Company will issue 125 million shares to Central High Limited as the consideration. This purchase consideration was negotiated with reference to the BRR accounts and the underlying projects in BRR. Our directors Messrs. Con Unerkov and Alex Ho each owns 25% interests in, but are not directors or officers of, Central High Limited. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
----------------	----------------------------------------------------------------------------------------------------------------
3.1	Articles of Incorporation (1)

3.1.1	Certificate of Amendment to Articles of Incorporation (2)

3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(6)

3.2	Bylaws (1)

10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (3)

10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(3).

10.3	2002 Stock Option Plan (4)

10.4	2007 Stock Incentive Plan (5)

21.1	Subsidiaries of small business issuer. (6)

31*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on April 15, 2003.
2. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2005.
3. Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
4. Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on April 15, 2003.
5. Incorporated by reference to our Registration Statement on Form S8 filed with the SEC on March 8, 2007.
6. Incorporated by reference to our Registration Statement on Form SB-2/A filed with the SEC on April 23, 2007.

* Attached herein.

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

By:	/s/ Con Unerkov	May 15, 2007
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
President, CFO, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Con Unerkov, certify that:

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

Date: May 15, 2007

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-QSB for the year ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2007