Form 10QSB
period 2007-06-30
China Media Group CORP
filed 2007-08-17
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended June 30, 2007
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

This Quarterly Report on Form 10-QSB is the Registrant's Quarterly Report for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission.

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
As of August 8, 2007 there were 500,532,222 no par value common stock of the Company issued and outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X ]

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X ]

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled " Risk Factors ", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheet as of June 30, 2007

Condensed Consolidated Statements of Operations
For the three months and six months ended June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS
US$
---------------------
Current assets:
Cash and cash equivalents	99,372
Accounts receivable	11,570
Loan receivables	329,164
Due from a director of a subsidiary	20,260
Prepayments, deposit and other receivables	65,131
---------------------
Total current assets	525,497
Non-current assets:
Property and equipments, net	63,343
Deposit for distribution rights	138,000
Goodwill on acquisition of subsidiary	7,791,236
---------------------
Total non-current assets	7,992,579
---------------------
Total assets	8,518,076
============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payables and accrued expenses	333,422
Convertible debenture	69,758
Short-term debt	67,600
Due to officers and directors	647,981
---------------------
Total current liabilities	1,118,761

Long-term loan	2,000,000

Minority interest	208,097

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized
499,732,222 at June 30, 2007 shares issued and outstanding	7,215,182
Additional paid-in-capital	827,277
Prepaid consulting expenses	(68,049)
Comprehensive income	5,746
Accumulated deficits	(2,788,938)
---------------------
Total stockholders' equity	5,191,218
---------------------
Total liabilities and stockholders' equity	8,518,076
============
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONHTS AND SIX MONTHS PERIODS ENDED JUNE 30, 2007 AND 2006
	For the Three Months Periods Ended Jun 30		For the Six Months Periods Ended Jun 30

	2007	2006	2007	2006
	-----------------	-----------------	-----------------	-----------------
	US$	US$	US$	US$

Net revenue	34,467	8,567	61,301	8,567
Cost of revenue	23,142	6,078	43,389	6,078
	-----------------	-----------------	-----------------	-----------------
Gross profit	11,325	2,489	17,912	2,489
Operating expenses:
Impairment of investment	-	-	243,000	-
Selling, general and administrative expenses	339,888	185,333	685,662	328,911
	-----------------	-----------------	-----------------	-----------------
Total operating expenses	339,888	185,333	928,662	328,911
	-----------------	-----------------	-----------------	-----------------
Loss from operations before other expenses	(328,563)	(182,844)	(910,750)	(326,422)

Other expense - interest expenses	(24,950)	(1,703)	(28,463)	(3,963)
	-----------------	-----------------	-----------------	-----------------
Net loss before minority interest	(353,513)	(184,547)	(939,213)	(330,385)

Minority interest	4,532	-	4,532	-
	-----------------	-----------------	-----------------	-----------------

Net loss	(348,981)	(184,547)	(934,681)	(330,385)

Other comprehensive Income
Foreign currency translation gain	2,208	-	5,746	-
	-----------------	-----------------	-----------------	-----------------
Comprehensive loss	(346,773)	(184,547)	(928,935)	(330,385)
	==========	==========	==========	==========
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	==========	==========	==========	==========
Basic and diluted comprehensive loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	==========	==========	==========	==========
Basic and diluted weighted average number of common shares outstanding*	497,337,381	345,774,145	445,390,825	344,943,574
	==========	==========	==========	==========
* Basic and diluted weighted average number of shares is same since the effect of dilutive securities are anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2007 AND 2006
	Six month periods ended June 30
	------------------------------------
	2007	2006
	---------------------	---------------------
	US$	US$
Cash flows from operating activities:
Net Loss	(934,681)	(330,385)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,335	748
Minority interest	(4,532)
Write off of fixed assets	3,253	-
Write off of goodwill	1,589	-
Impairment in investment	243,000	-
Common stock issuance for employees	97,349	-
Common stock issuance for services	132,876	-
Issuance for option for employees compensation	22,454	-
(Increase) / decrease in current assets:
Prepaid expenses, deposit and other receivables	(12,337)	(57,937)
Accounts receivable	(10,673)	(5,639)
Loan receivables	87,214	-
Due from a director of a subsidiary	(20,260)	-
Increase / (decrease) in current liabilities:
Accounts payables and accrued expenses	115,855	40,615
Amortization of convertible debenture	19,758	-
	---------------------	---------------------
Net cash used in operating activities	(254,800)	(352,598)
	---------------------	---------------------
Cash flows from investing activities:
Purchase of property and equipment	(49,079)	(11,631)
	---------------------	---------------------
Net cash used in investing activities	(49,079)	(11,631)
	---------------------	---------------------
Cash flows from financing activities:
Proceeds from issuance of debt	75,000	-
Acquisition of subsidiary, net of cash	26,671	-
Increase in Investment	(53,000)	-
Advance from related parties	285,795	137,017
Payment of debt	-	(16,000)
Issuance of common stock for cash	-	250,000
	---------------------	---------------------
Net cash provided by financing activities	334,466	371,017
	---------------------	---------------------
Net increase in cash and cash equivalents	30,587	6,788

Effect of exchange rate changes on cash and cash equivalents	5,746	-

Cash and cash equivalents, beginning	63,039	7,001
	---------------------	---------------------
Cash and cash equivalents, ending	99,372	13,789
	============	=============
Supplemental disclosure of cash flow information:
Interest paid	-	3,700
	============	=============
Income taxes paid	-	-
	============	=============

Supplemental disclosure of non-cash investing and financing activities:
The issuance of common stock for the investment of $190,000 was not included above since this did not involve cash in the investment.

The accompanying notes are an integral part of these unaudited financial statements.

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

The Company plans to be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices.

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

Minority Interest

The amount of $208,097 as of June 30, 2007 represents a non-related minority shareholder's interest in Beijing Renren, a 50% subsidiary of the Company.

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
-

Investments in nonmarketable securities that are not accounted for by the equity method are subject to the requirements of SFAS No. 107. Pursuant to SFAS No. 107, if quoted market prices are not available, management's best estimate of fair value may be based on the quoted market price of a financial instrument with similar characteristics or on valuation techniques.

During the six month period ended June 30, 2007, the Company evaluated its investment in Guangzhou Waho Culture & Media Co., Ltd. and recognized an impairment loss equal to the book value of these investments amounting to $243,000. These evaluations were based upon market value of similar investments.

Other Payables and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2007:

As of June 30, 2007
US$

Accrued salaries and wages	100,046
Accrued interest	24,851
Accrued accounting and legal	28,526
Accrued consulting fee	7,035
Accrued trip and office expense	45,391
Account payables	5,036
Other payable deposit from customers	46,109
Other payable - commission	12,500
Others	64,808
------------------------------------
334,302
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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained; in the Hong Kong dollars (HK) and the China subsidiary are maintained in Renminbi. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Hong Kong dollar and the Renminbi as the functional currencies. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As of June 30, 2007 and for the three months ended June 30, 2007, such differences were a translation gain of $5,746 and $2,208, respectively.

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

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2007, the Company has incurred an accumulated deficits totaling $2,788,938 and its total current liabilities exceed its total current assets by $593,264. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company has entered into an Equity Line of Credit Agreement to sell up to US$2,500,000 common stock of the Company for a two year period from the effective date of registration statement which was May 14, 2007. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can draw down on the Equity Line of Credit Agreement which is conditional on achieving certain price and volume share trading activities or that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4	LOANS RECEIVABLE

As of June 30, 2007, the Company loaned $210,194 and $118,970 to two non-related parties at no interest through its subsidiary Beijing Renren respectively. The loan is unsecured and the principal is due on September 2007.

NOTE 5	PREPAYMENTS, DEPOSITS AND RECEIVABLES

Following is the detail of prepayments, deposits and other receivable as of June 30, 2007:

		US$
	Rental deposits	15,810
	Utility deposits	43,878
	Inventory	327
	Other receivable	5,116
		-----------------------
		65,131
		=============

NOTE 6	DUE FROM A DIRECTOR OF A SUBSIDIARY

As of June 30, 2007 the Company has a receivable of $20,260 from a director of its subsidiary Beijing Renren. The amount is unsecured, interest free and due on demand.

NOTE 6	PROPERTY AND EQUIPMENT

Property, Plant & Equipment consist of the following as of June 30, 2007:
		US$
	Furniture & Fixtures	13,140
	Office Equipment	496
	Computers	9,756
	Automobile	47,951
		-----------------------
	Less: Accumulation depreciation	-8,000
		-----------------------
	Total	63,343
		=============

Depreciation expenses were $4,335 and $748 for the six month periods ended June 30, 2007 and 2006, respectively.

NOTE 7	STOCKHOLDERS' EQUITY

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

In May 2007, the Company issued a total of 2,667,095 unrestricted shares of Common Stock to its staff and consultants in accordance with the Form S8 registration statements filed on March 8, 2007.
In June 2007, the Company issued 1,230,000 shares of common stock for service valued at $60,550.

Warrants

The Company issued stock warrants for 1,666,666 shares of common stock to Central Star Holdings Limited. The warrants expire on February 21, 2008 and have an exercise price of $0.30 per share. The company booked expense of $80,000.

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company booked expense of $391,508.

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

NOTE 8	STOCK OPTIONS AND WARRANTS

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretation.

2002 Stock Option Plan

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 200s Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 34,100,000 stock options outstanding as at June 30, 2007.

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8. On May 18, 2007, the Company issued a total of 2,667,095 shares to its staff and consultants for their services provid.

As of June 30, 2007, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Following is a summary of the stock option activity for the six months ended June 30, 2007:

Options outstanding
------------------------------------
Outstanding, December 31, 2006	21,800,000
Granted during the period - in May 2007	12,300,000
Forfeited during the period	-
Exercised during the period	-
------------------------------------
Outstanding, June 30, 2007	34,100,000
=====================
Following is a summary of the status of options outstanding at June 30, 2007:
Outstanding Options	Exercisable Options
------------------------------------	----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	21,800,000	2.48	$0.0365	21,800,000	$0.00
5/18/2007	$0.0380	12,300,000	2.88	$0.0380	12,300,000	$0.00
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
Grant date:	12/23/2006	Grant date:	5/18/2007
Risk-free interest rate	4.63%	Risk-free interest rate	4.63%
Expected life of the options	3.00 years	Expected life of the options	3.00 years
Expected volatility	95%	Expected volatility	139%
Expected dividend yield	0	Expected dividend yield	0

The 21,800,000 and 12,300,000 stock options granted on December 23, 2006 and May 18, 2007, respectively.

Warrants

Following is a summary of the warrant activity for the six months ended June 30, 2007:

Outstanding, December 31, 2006	33,055,555
Granted during the period - March 2007	208,333
Forfeited during the period	-
Exercised during the period	-
------------------------
Outstanding, June 30, 2007	33,263,888
==============
Following is a summary of the status of warrants outstanding at June 30, 2007:
Outstanding Warrants	Exercisable Warrants
----------------------------	----------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value
$0.300	1,666,666	0.62	$0.300	1,666,666	$0 .00
$0.030	15,625,000	1.95	$0.030	15,625,000	$0 .00
$0.036	15,625,000	1.95	$0.036	15,625,000	$0 .00
$0.036	138,889	1.95	$0.036	138,889	$0 .00
$0.036	208,333	1.84	$0.036	208,333	$0 .00

Details of the warrants are specified in Note 6 (d) and (e).

NOTE 9	STOCK PURCHASE AGREEMENTS
a) On or about October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited ("Central High")

1)

for the entire issued share capital of Good World Investments Limited, subject to satisfactory completion of legal, financial and operational due diligence. Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited. This transaction closed on March 13, 2007 (refer to item (i) below);

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

As of June 30, 2007, the Company has only issued one million shares in respect of this agreement.

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

i) On March 13, 2007 we entered into a Sales and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% issued shares capital of Beijing Ren Ren Health Culture Promotion Limited. Pursuant to the agreement, the Company will issue 125 million shares to Central High Limited as the consideration. This purchase consideration was negotiated with reference to the BRR accounts and the underlying projects in BRR. Our directors Messrs. Con Unerkov and Alex Ho each owns 25% interests in, but are not directors or officers of, Central High Limited.

j) On March 27, 2007, the Company issued 208,333 stock warrants as part of commission in relation to the issuance of $75,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants have an exercise price of $0.036 per share and expire on May 12, 2009.

k) On May 18, 2007, the Company issued 2,667,095 unrestricted shares of common stock for accrued services of $97,349. These shares were issued in accordance with the Form S8 registration statements.

NOTE 10	INTANGIBLE ASSETS
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

b)	On March 13, 2007, the Company acquired 100% interests in Good World Investments Limited for $6,000,000, which resulted in the Group recording a goodwill upon consolidation of $7,791,236.

NOTE 11	CONVERTIBLE DEBENTURE

On December 7, 2006 the Company entered into a Debenture Purchase Agreement ("DPA") with TMC whereby TMC agreed to purchase certain convertible securities issued by the Company. Pursuant to the terms of the DPA, the Company may sell and issue to TMC, and TMC will purchase from the Company, up to an aggregate of US$125,000 of convertible debenture ("Convertible Debenture") of the Company which will be due 12 months from the date of issuance. The terms of the Convertible Debenture due one year from the date of issue, bears interest at a rate of 10% per annum which is payable on the conversion date or at maturity, and can be converted at TMC's discretion at any time prior to maturity date at a conversion price of US$0.024 per share. Under the DPA, the Company can issue the Convertible Debentures in 3 stages: 1) US$50,000 upon signing the DPA, 2) US$50,000 upon filing the registration statement in accordance to the SPA, and 3) US$25,000 upon the aforementioned registration statement being declared effective by the Securities Exchange Commission. On December 12, 2006 and March 27, 2007, the Company issued US$50,000 and US$75,000 of convertible debentures, respectively, pursuant to the DPA. As of June 30, 2007, a total of $125,000 Convertible Debentures was issued and outstanding.

The Company calculated a beneficial conversion feature of $75,000. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At March 31, 2007, the note is presented net of the unamortized beneficial conversion feature of $75,000 to be amortized over the term of the note of 1 year.

NOTE 12	SHORT-TERM DEBT

As of June 30, 2007, the Company has an outstanding short-term unsecured debt payable of $67,600, with annual interest rate of 10%. The interest expense amounted to $8,328 and $3,963 for the six-month periods ended June 30, 2007 and 2006, and $4,815 and $1,703 for the three months periods ended June 30, 2007 and 2006.

NOTE 13	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $647,981 as of June 30, 2007.

NOTE 14	LONG TERM SHAREHOLDER LOAN

The long term shareholder loan amounting $2,000,000, is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

NOTE 15	RELATED COMPANY TRANSACTIONS

There were no transactions with related parties for the six months ended June 30, 2006 and 2007 other than as noted below.

During the six months period ended June 30, 2007, the Company entered into an agreement to acquire 100% of Good World Investments Limited from Central High Limited which our directors Con Unerkov and Alex Ho each holds 25% interest.

The Company agreed to pay directors and officers a monthly salary for services performed. During the six months period ended June 30, 2007 and 2006, the Company paid the directors and its officers and their services companies a total remuneration of $210,015 and $108,000 for the six months period ended June 30, 2007 and 2006, and $118,515 and $54,000 for the three months period ended June 30, 2007 and 2006 respectively.

NOTE 16	COMMITMENTS AND CONTINGENCIES

a)

The Company leases office premises for its operations in United States, Hong Kong and Malaysia under operating leases. Rental expenses under operating lease for the three-months period and six months period ended June 30, 2007 was $18,314 and $36,628 respectively.

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
e)	On December 7, 2007 The Company has entered into an Equity Line of Credit Agreement to sell US$2,500,000 of common stock, as further described in Note 6 (E) above.
f)	The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received under the ELOC Agreement and the Debenture Purchase Agreement.

NOTE 17	SUBSEQUENT EVENTS

In July 2007, the Company issued a total of 800,000 unrestricted shares of Common Stock to its staff and consultant in accordance with the Form S8 registration statements filed on March 8, 2007.

On July 14, 2007, the Registrant, China Media Group Corporation (the "Company") entered into a Stock Right Transfer Agreement (the "Agreement") with the shareholders of Conwood Industrial Limited ("CIL") to acquire 70% of the issued and outstanding shares of CIL. The consideration for the acquisition of these shares shall be RMB 13 million. Under the terms of the Agreement, the closing of this transaction is subject to satisfactory due diligence by the Company.

CIL is a company registered in Hong Kong, which owns 49% of a joint venture company in China that owns and operates a microwave network in Hunan province and has a 25% interests in a digital television channel.

NOTE 18	BUSINESS COMBINATIONS

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

The purchase price was allocated as follows:
US$
Cash	26,671
Current assets	416,378
Current liabilities	(29,161)
Property, plant and equipment	7,505
Goodwill	7,791,236
Long-term loan	(2,000,000)
Minority interest (50%)	(212,629)
Purchase price	6,000,000

Proforma Financials

The accompanying pro-forma condensed consolidated financial statements are provided for informational purposes only. The Pro-Forma Consolidated Balance Sheet and Pre-Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on June 30, nor does it purport to present the operating results that would be achieved for future periods.

The Unaudited Pro-Forma Consolidated Financial Statement reflect financial information which gives pro-forma effect to the acquisition of all the outstanding common shares of Good World in exchange for 125,000,000 shares of common stock of the Company.

The acquisition is to be recorded as a purchase acquisition. The Pro-Forma Consolidated Balance Sheet included herein reflects the use of the purchase method of accounting for the above transaction.
Unaudited Pro-Forma Consolidated Balance Sheet

The acquisition was completed on March 13, 2007 and has been accounted for in the consolidated balance sheet presented in the Condensed Consolidated Balance Sheet as at June 30, 2006.

Unaudited Pro-Forma Consolidated Statement of Operations

The Pro-Forma Combined Statement of Operations give effect to the above transaction as if it occurred on the earliest date of the period presented, i.e., June 30, 2006.

CHINA MEDIA GROUP CORPORATION
UNAUDITED PRO-FORMA
AS OF JUNE 30, 2006 FOR BLANCE SHEET ACCOUNTS
AND FOR THE SIX MONTHS PERIOD ENDED
JUNE 30 2006

Proforma
US$
---------------
Current assets	522,513
Non-current assets	7,862,624
Current liabilities	(371,368)
Long term liabilities	(2,180,648)
Stockholders' equity	(5,833,121)
Net revenues	9,464
Cost of revenue	(6,078)
Gross profits	3,386
Selling, general and administrative expenses	(408,682)
Other expenses - interest expense	(3,963)
Minority interests	38,966
Net loss	(370,294)
Basic and diluted loss per common share	$0.01
============
Basic and diluted weighted average number of common shares	345,774,145
============

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

Pending Acquisition

On July 14, 2007, we entered into a Stock Right Transfer Agreement with the shareholders of Conwood Industrial Limited ("CIL") to acquire 70% of the issued and outstanding shares of CIL. CIL is a company registered in Hong Kong, which owns 49% of a joint venture company in China that owns and operates a microwave network in Hunan province and has a 25% interests in a digital television channel. This transaction is expected to close in the fourth quarter after successful completion of financial, legal and operational due diligence.

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

Furthermore on or about December 7, 2005 the Company entered into a cooperation agreement with Harbin Shendong Advertising Co. Limited on developing adverting revenue in Harbin, which then progressed to discussions on acquisition of 9 signs from Harbin Shengdong. The Company is having on going discussion with Harbin Shendong on the acquisition of the 9 signs through the establishment of setting up a 70%/30% joint venture company where we would have the major shareholding. The joint venture is still being processed and is expected to be completed before the end of the year. No revenue has been generated yet from these signs.

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

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales after successful testing. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit in May 2006 and is still conducting compliance, functional, stability, load and usability testing on the device prior to testing by our resellers and partners. We expect that compliance testing will be completed in September 2007. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

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

We have cash and cash equivalents of $99,372 as of June 30, 2007; an increase from the previous period end of December 31, 2006. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of Operations

FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2006.

REVENUES.

The Group has realized revenue of $61,301 and $8,567 for the six months ended June 30, 2007 and 2006, respectively. The Group incurred a cost of revenue of $43,389, achieving a gross profit of $17,912 for the six months ended June 30, 2007 and for the similar period in 2006, the Group had a cost of revenue of $6,078, achieving a gross profit of $2,489. For the three months ended June 30, 2007 and 2006, the Group realized revenue of $34,467 and $8,567. Respectively. The Group incurred a cost of revenue of $23,142 and achieved a gross profit of $11,325 for the three months ended June 30, 2007, and for the three months ended June 30, 2006, the group incurred a cost of revenue of $6,078 and a gross profit of $2,489. We hope to generate additional revenues when we receive more contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the six month period ended June 30, 2007, our gross profit was $17,912 and our total operating expenses were $928,662, all of which were selling, general and administrative expenses and $243,000 for impairment in investment. We also had $28,463 in interest expenses,$4,532 in minority interest and $5,746 in comprehensive income, so that the net loss to our shareholders for the six month period ended June 30, 2007 was $934,681. This is in comparison to the same period ended June 30, 2006, where we had $328,911 in selling, general and administrative expenses and $3,963 in interest expenses, making our net loss for that period $330,385.

For the three months period ended June 30, 2007, our gross profit was $11,325 and our total operating expenses were $339,888, all of which were selling, general and administrative expenses. We also had $24,950 in interest expenses, $ 4,532 in minority interest and $2,208 in comprehensive income, so that the net loss to our shareholders for the three months period ended June 30, 2007 was $348,981. This is in comparison to the same period ended June 30, 2006, where we had $185,333 in selling, general and administrative expenses and $1,703 in interest expenses, making our net loss for that period $184,547.

Liquidity and Capital Resources

As at June 30, 2007, the Company had cash and cash equivalents totaling $99,372, other current assets of $426,125 and non-current assets totaling $7,992,579 which were represented by $63,343 in fixed assets, $138,000 in distribution rights and $7,791,236 in goodwill. The total assets of the Company were $8,518,076 as of June 30, 2007. We also had current liabilities of $1,118,761 which were represented by $333,422 in accruals, $67,600 in short term debt, $647,981 due to related parties, $69,758 in convertible debenture as of June 30, 2007. We also had $2,000,000 in long-term shareholders loan as of June 30, 2007, making our total liabilities $3,118,761.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to complete the registration statement relating to the ELOC agreement for $2,500,000 in order to draw down on this facility and to raise additional capital in order to continue to operate in fiscal 2007.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the six months ended June 30, 2007 the Company incurred net loss of $934,681, and has accumulated losses of $2,788,938 as at June 30, 2007. The Company's ability to continue as a going concern is contingent upon its ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements
As of June 30, 2007, there were no off balance sheet arrangements.

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

e)

On May 31, 2007, we entered into a Financial Public Relation Agreement ("FPR Agreement") with a third party consultant to provide promotion services for the Company. Pursuant to the FPR Agreement, The term of the Agreement shall be for 30 days commencing on June 1, 2007 (the "Effective Date"). The Company issued to the consultant 180,000 shares of common stock as a consideration of the Agreement. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

f)

On June 11, 2007, we entered into a Comprehensive Campaign Agreement ("Agreement") with a third party consultant to provide promotional coverage for the Company and, in return, the Company shall issue 1,050,000 shares of Common Stock to Pentony as compensation fee. The term of this Agreement is 90 days commencing on June 14, 2007. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

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

By:	/s/ Con Unerkov	August 14, 2007
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
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

Date: August 14, 2007
/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2007