Form 10QSB
period 2007-09-30
China Media Group CORP
filed 2007-11-07
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended September 30, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Texas	7310	32-003-4956
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
1803 Chinachem Tower, 34-37 Connaught Road, Central, Hong Kong	0000
------------------------------------------------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208 (ext.222)
-------------------------------------------------
(Company's Telephone Number, Including Area Code)

This Quarterly Report on Form 10-QSB is the Registrant's Quarterly Report for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission.

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
As of November 1, 2007 there were 513,878,888 no par value common stock of the Company issued and outstanding.
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to up date any of the forward-looking statements to conform these statements to actual results.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

(Expressed In United States Dollars)

Condensed Unaudited Consolidated Balance Sheet as of September 30, 2007

Condensed Unaudited Consolidated Statements of Operations
For the three months and nine months ended September 30, 2007 and 2006

Condensed Unaudited Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006

Notes to Condensed Unaudited Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$ 29,368
Accounts receivable, net of allowance for doubtable amount of $ 5,303	3,770
Loans receivable	334,401
Due from a related party	2,860
Prepayments, deposits and other receivables	79,144
---------------------
Total current assets	449,543

Property and equipments, net	60,489
Deposit for distribution rights	138,000
Goodwill	7,791,236
---------------------
Total non-current assets	7,989,725
---------------------
Total assets	$ 8,439,268
============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables and accrued expenses	$ 366,755
Other payable	135,649
Convertible debenture	88,508
Short-term debt	67,600
Due to officers and directors	582,798
---------------------
Total current liabilities	1,241,310

Long-term loan	2,000,000

Minority interest	198,929

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized
503,462,222 at September 30, 2007 shares issued and outstanding	7,215,182
Additional paid-in-capital	993,320
Prepaid consulting expenses	(69,217)
Comprehensive income	7,906
Accumulated deficits	(3,148,162)
---------------------
Total stockholders' equity	4,999,029
---------------------
Total liabilities and stockholders' equity	$ 8,439,268
============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONHTS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the Three Month Periods		For the Nine Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net revenue	$ 38,341	$ 25,046	$ 99,642	$ 33,613

Cost of revenue	35,694	18,511	79,083	24,589
	---------------------	---------------------	---------------------	---------------------
Gross profit	2,647	6,535	20,559	9,024

Operating expenses:
Impairment of investment	-	-	243,000	-
Selling, general and administrative expenses	347,029	195,626	1,032,692	524,879
	---------------------	---------------------	---------------------	---------------------
Total operating expenses	347,029	195,626	1,275,692	524,879
	---------------------	---------------------	---------------------	---------------------
Loss from operations before other expense	(344,382)	(189,091)	(1,255,133)	(515,855)
Other Income (expenses)
Interest income	32	-	156	-
Interest expenses	(24,042)	(1,690)	(52,629)	(5,311)
	---------------------	---------------------	---------------------	---------------------
Total Other income (expenses)	(24,010)	(1,690)	(52,473)	(5,311)

Net Loss before minority interest	(368,392)	(190,781)	(1,307,606)	(521,166)

Minority interest	9,168	-	13,700	-
	---------------------	---------------------	---------------------	---------------------
Net loss	(359,224)	(190,781)	(1,293,906)	(521,166)

Other Comprehensive Income
Foreign currency translation gain	2,160	-	7,906	-
	---------------------	---------------------	---------------------	---------------------
Comprehensive loss	$ (357,064)	$ (190,781)	$ (1,286,000)	$ (521,166)
	============	============	============	============
Basic and diluted net loss per common shares	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
	============	============	============	============
Basic and diluted weighted average number
of common shares outstanding *	501,215,157	345,774,145	463,703,677	345,223,474
	============	============	============	============

* Basic and diluted weighted average number of shares is same since the effect of dilutive securities are anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	2007	2006
	---------------------	---------------------
Cash flows from operating activities:
Net Loss	$ (1,293,906)	$ (521,166)
Adjustments to reconcile net loss to net cash used in operating activities
Depreation	7,911	1,642
Minority interest	(13,700)
Impairment in investment	243,000	-
Common stock issuance for employees	121,349	-
Common stock issuance for services	248.580	-
Issuance warrants for services	10,592	-
Issuance options for employees' compensation	37,035	-
Amortization of convertible debenture	38,508	-

(Increase) / decrease in current assets:
Prepaid expenses, deposit and other receivables	(19,182)	(55,304)
Accounts receivable	(2,873)	(9,292)
Due from a director in subsidiary	28,390	-

Increase / (decrease) in current liabilities:
Accounts payables and accrued expenses	232,287	122,705
	---------------------	---------------------
Net cash used in operating activities	(362,009)	(461,415)
	---------------------	---------------------
Cash flows from investing activities:
Purchase of property and equipment	(1,851)	(15,384)
Acquisition of subsidiary, net of cash	26,671	-
	---------------------	---------------------
Net cash provided by (use in) investing activities	24,820	15,384

Cash flows from financing activities:
Proceeds from issuance of debt	75,000	-
Advance from related parties	220,612	245,859
Payment of debt	-	(16,000)
Issuance of common stock for cash	-	250,000
	---------------------	---------------------
Net cash provided by financing activities	295,612	479,859
	---------------------	---------------------
Net increase / (decrease) in cash and cash equivalents	(41,577)	3,060

Effect of exchange rate changes on cash and cash equivalents	7,906	-

Cash and cash equivalents, beginning	63,039	7,001
	---------------------	---------------------
Cash and cash equivalents, ending	$ 29,368	$ 10,061
	============	=============
Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 3,700
	============	=============
Income taxes paid	$ -	$ -
	============	=============

Supplemental disclosure of non-cash investing and financing activities:
The issuance of common stock for the acquisition of investment of $190,000 was not included in the cash flow statement due to non cash in nature.

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

In March 2007, the Company acquired Good World Investments Limited ("Good World"), a company incorporated in the British Virgin Islands, which owns a 50% subsidiary, Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren") as hereinafter defined, a company established in the Peoples' Republic of China ("PRC") with a registered capital of RMB5,000,000. Beijing Ren Ren is working with the Chinese Government on the "Great Wall of China Project" which is to promote health awareness and health education in China.

The Company plans to be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices.
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND REALIZATION OF ASSETS
Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31,2007.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries Ren Ren Media Group Limited, Good World Investments Limited and its 50% owned subsidiary Beijing Ren Ren Health Culture Promotion Limited. Both Good World and Bejing Ren Ren were acquired in March 2007.

The results of subsidiaries acquired during the period are consolidated from their effective dates of acquisition.
All significant inter-company transactions and balances have been eliminated on consolidation.

Minority Interest

The amount of 198,929 as of September 30, 2007 represents a non-related minority shareholder's interest in Beijing Ren Ren, a 50% subsidiary of the Company.
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

During the nine month period ended September 30, 2007, the Company evaluated its investment in Guangzhou Waho Culture & Media Co., Ltd. and recognized an impairment loss equal to the book value of these investments amounting to $243,000. These evaluations were based upon market value of similar investments.

Stock-based Compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees"(APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong subsidiary are maintained; in the Hong Kong dollars (HK) and the China subsidiary are maintained in Renminbi. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No.52, "Foreign Currency Translation," with the Hong Kong dollar and the Renminbi as the functional currencies. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." For the nine months period and the three months period ended September 30, 2007, such differences were a translation gain of $7,906 and $2,160, respectively.

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

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement,
b.	The date that adoption is required, and
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN48 on our results of operations and financial position.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2007, the Company has incurred accumulated deficits totaling $3,148,162 and its total current liabilities exceed its total current assets by $791,767. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2007, the Company loaned $213,538 and $120,863 to two non-related parties at no interest through its subsidiary Beijing Ren Ren respectively. The loan is unsecured and the principal is due in December 2007.

NOTE 5	PREPAYMENTS, DEPOSITS AND RECEIVABLES

Following is the detail of prepayments, deposits and other receivable as of September 30, 2007:

		US$
	Rental deposits	21,248
	Utility deposits	1,308
	Advance to suppliers	52,173
	Inventory	329
	Other receivable	4,086
		-----------------------
		79,144
		=============

NOTE 6	DUE FROM A RELATED PARTY

As of September 30, 2007 the Company has a receivable of $2,860 from a director of its subsidiary Beijing Ren Ren. The amount is unsecured, interest free and due on demand.
NOTE 7	PROPERTY AND EQUIPMENT

Property, Plant & Equipment consist of the following as of September 30, 2007:
		US$
	Furniture & Fixtures	13,140
	Office Equipment	1,062
	Computers	9,913
	Automobile	47,951
		--------------------------
	Less: Accumulation depreciation	(11,577)
		--------------------------
	Total	60,489
		=============

Depreciation expenses were $7,911 and $1,642 for the nine month periods ended September 30, 2007 and 2006, respectively.

NOTE 8	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2007:

		As of September 30, 2007
		US$
	Account payables	32,931
	Accrued salaries and wages	122,162
	Accrued interest	29,666
	Accrued accounting and legal	25,571
	Accrued consulting fee	112,776
	Accrued trip and office expense	43,649
		---------------------
	Total	366,755
		=============

NOTE 9	OTHER PAYABLE

Other payable consist of the following at September 30, 2007:
		As of September 30, 2007
		US$
	Other payable deposit from customers	44,841
	Other payable - commission	12,500
	Others	78,308
		---------------------
	Total	135,649
		=============

NOTE 10	STOCKHOLDERS' EQUITY

Common Stock

In January 2007, the Company entered into an agreement to acquire 18% in Guangzhou Waho Culture & Media Co., Ltd. for $243,000 of which $53,000was paid in cash and $190,000 was paid by the issuance of 3,518,518 shares of common stock in the Company. The Company impaired the investment made in Waho Culture & Media Co., Ltd., as of March 31, 2007, as the marketable value is uncertain.

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
In July 2007, the Company issued a total of 800,000 unrestricted shares of Common Stock to its staff and consultants in accordance with the Form S8 registration statements filed on March 8, 2007.
In August and September 2007, the Company issued a total of 2,930,000 shares of common stock for services valued at $106,870.

Warrants

The Company issued stock warrants for 1,666,666 shares of common stock to Central Star Holdings Limited. The warrants expire on February 21, 2008 and have an exercise price of $0.30 per share. The company booked expense of $80,000.

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company booked expense of $391,508. On October 15, 2007, the TMC exercised a portion of its warrants to purchase 500,000 common stock in the Company at $0.030 per share.

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

NOTE 11	STOCK OPTIONS AND WARRANTS

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No.123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123,Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1,2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretation.

2002 Stock Option Plan

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 34,100,000 stock options outstanding as at September 30, 2007.

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8. On May 18, 2007, the Company issued a total of 2,667,095 shares to its staff and consultants for their services provide. In July 2007, the Company issued a total of 800,000 shares to its staff and consultants for their services provided. As of September 30, 2007 there were 34,932,905 shares underlying stock options under the 2007 Stock Incentive Plan.

As of September 30, 2007, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Following is a summary of the stock option activity for the nine months ended September 30, 2007:

Options outstanding
------------------------------------
Outstanding, December 31, 2006	21,800,000
Granted during the period - in May 2007	12,300,000
Forfeited during the period	-
Exercised during the period	-
------------------------------------
Outstanding, September 30, 2007	34,100,000
=====================
Following is a summary of the status of options outstanding at September 30, 2007:
Outstanding Options	Exercisable Options
------------------------------------	----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	21,800,000	2.23	$0.0365	21,800,000	$0.00
5/18/2007	$0.0380	12,300,000	2.63	$0.0380	12,300,000	$0.00
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
Grant date:	12/23/2006	Grant date:	5/18/2007
Risk-free interest rate	4.63%	Risk-free interest rate	4.63%
Expected life of the options	3.00 years	Expected life of the options	3.00 years
Expected volatility	95%	Expected volatility	139%
Expected dividend yield	0	Expected dividend yield	0

The 21,800,000 and 12,300,000 stock options granted on December 23, 2006 and May 18, 2007, respectively.
Warrants

Following is a summary of the warrant activity for the six months ended September 30, 2007:

Outstanding, December 31, 2006	33,055,555
Granted during the period-March 2007	208,333
Forfeited during the period	-
Exercised during the period	-
------------------------
Outstanding, September 30, 2007	33,263,888
==============

Following is a summary of the status of warrants outstanding at September 30, 2007:
Outstanding Warrants	Exercisable Warrants
---------------------------------	----------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value
$0.300	1,666,666	0.37	$0.300	1,666,666	$0 .00
$0.030	15,625,000	1.70	$0.030	15,625,000	$0 .00
$0.036	15,625,000	1.70	$0.036	15,625,000	$0 .00
$0.036	138,889	1.70	$0.036	138,889	$0 .00
$0.036	208,333	1.59	$0.036	208,333	$0 .00

Details of the warrants are specified in Note 10.
On October 15,2007, 500,000 warrant shares were exercised at an exercise price of $0.030.

NOTE 12	STOCK PURCHASE AGREEMENTS
a) On or about October 12 2005, the Company entered into two non-binding Stock Purchase Agreements with Central High Limited ("Central High").

1)

for the entire issued share capital of Good World Investments Limited, subject to satisfactory completion of legal, financial and operational due diligence. Good World Investments Limited holds 50% interests in Beijing Ren Ren Health Culture Promotion Limited. This transaction closed on March 13, 2007 (refer to item (i) below;

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
As of September 30, 2007, the Company has only issued one million shares in respect of this agreement.

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

d) On or about February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited ("Central Star"). Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional$1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period. Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share. However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $0.3 per share. For every stock purchased, Central Star will been titled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007. The Company received $250,000 in February 2006. $80,000 was expensed for issuing the warrants.

e) On or about December 7, 2006 the Company entered into an Equity Line of Credit Agreement ("ELOC") with Tailor-Made Capital Limited ("TMC"). Pursuant to Equity Line of Credit Agreement, the Company may at its sole discretion, periodically sell to TMC common stock for a total purchase price of up to US$2,500,000 during the two year period commencing on the effective date of the registration statement but not later than three years from the date of the ELOC. The amount of each advance is subject to a maximum amount of US$250,000, and the Company may not submit an advance within 5trading days of a prior notice of an advance. For each common stock purchased under the ELOC, TMC will pay between 90-100% of the volume weighted average price of our common stock quoted on the Over-the-Counter Bulletin Board for the 5 days immediately preceding the notice date. As part of this agreement, the Company issued to TMC 12,500,000 common stock as commitment fee and stock warrants for a total of 31,250,000 shares of common stock. The warrants expire on May 7, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share.

f) On December 12, 2006, the Company issued 138,889 stock warrants as part of commission in relation to the issuance of $50,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants have an exercise price of $0.036 per share and expire on May 12,2009.

g) On January 3, 2007, the Company issued 4,342,464 shares of common stock for accrued services of $158,500.

h) On January 13, 2007 the Company acquired 18% interests in Guangzhou Waho Culture & Media Co., Ltd. (the "GWCM") for $243,000, of which$53,000 shall be paid in cash within 6 months from the date of the agreement and $190,000 worth of common stock, which is calculated to 3,518,518 shares of the Company. GWCM is a company focused in the business of online advertising for the China market.

i) On March 13, 2007 ,the Company entered into a Sales and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% issued shares capital of Beijing Ren Ren Health Culture Promotion Limited. Pursuant to the agreement, the Company will issue 125 million shares to Central High Limited as the consideration. This purchase consideration was negotiated with reference to the BRR accounts and the underlying projects in BRR. Our directors Messrs. Con Unerkov and Alex Ho each owns 25% interests in, but are not directors or officers of, Central High Limited.

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

l) On July 18, 2007, the Company issued 800,000 unrestricted shares of common stock to its staff and consultant for services of $34,000. These shares were issued in accordance with the Form S8 registration statements.

m) On August 14, 2007, the Company issued the third tranche of 1,500,000 shares to an independent third party for 3 months consulting services in accordance with the Consultant Agreement executed on December 1, 2006. The services were valued at fair market value of the common stock issued for $57,000, of which $27,233 was prepaid service expense.

n) On August 20, 2007, the Company entered into an Agreement ("Agreement") with a third party consultant to provide promotional works for the Company and, in return, the Company shall issue 1,250,000 shares of Common Stock as compensation fee. The term of this Agreement is for a period of 3 months commencing immediately after the date of the Agreement. The services were valued at fair market value of the common stock issued for $43,750, of which $23,819 was prepaid service expense.

o) On September 19, 2007, we entered into a Financial Public Relation Agreement ("FPR Agreement") with a third party consultant to provide promotion services for the Company. Pursuant to the FPR Agreement, The term of the Agreement shall be for 30 days commencing immediately after the date of execution. The Company issued to the consultant 180,000 shares of common stock as a consideration of the Agreement. The services were valued at fair market value of the common stock issued for $6,120, of which $3,876 was prepaid service expense.

NOTE 13	INTANGIBLE ASSETS
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

b)	On March 13, 2007, the Company acquired 100% interests in Good World Investments Limited for $6,000,000, which resulted in the Group recording a goodwill upon consolidation of $7,791,236.

NOTE 14	CONVERTIBLE DEBENTURE

On December 7, 2006 the Company entered into a Debenture Purchase Agreement ("DPA") with TMC whereby TMC agreed to purchase certain convertible securities issued by the Company. Pursuant to the terms of the DPA, the Company may sell and issue to TMC, and TMC will purchase from the Company, up to an aggregate of US$125,000 of convertible debenture ("Convertible Debenture") of the Company which will be due 12 months from the date of issuance. The terms of the Convertible Debenture due one year from the date of issue, bears interest at a rate of 10% per annum which is payable on the conversion date or at maturity, and can be converted at TMC's discretion at any time prior to maturity date at a conversion price ofUS$0.024 per share. Under the DPA, the Company can issue the Convertible Debentures in 3 stages: 1) US$50,000 upon signing the DPA, 2) US$50,000upon filing the registration statement in accordance to the SPA, and 3) US$25,000 upon the aforementioned registration statement being declared effective by the Securities Exchange Commission. On December 12, 2006 and March 27, 2007, the Company issued US$50,000 and US$75,000 of convertible debentures, respectively, pursuant to the DPA. As of September 30, 2007, a total of $125,000 Convertible Debentures was issued and outstanding.

The Company calculated a beneficial conversion feature of $75,000. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At March 31, 2007, the note is presented net of the unamortized beneficial conversion feature of $75,000 to be amortized over the term of the note of 1 year.For the three months periods ended September 30,2007, $18,750 beneficial conversion feature was amortized.

NOTE 15	SHORT-TERM DEBT

As of September 30, 2007, the Company has an outstanding short-term unsecured debt payable of $67,600, with annual interest rate of 10%. The interest expense amounted to $12,674 and $5,311 for the nine-months periods ended September 30, 2007 and 2006, and $4,815 and $1,690 for the three months periods ended September 30, 2007 and 2006.

NOTE 16	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $ 582,798 as of September 30, 2007.

NOTE 17	LONG TERM SHAREHOLDER LOAN

The long term shareholder loan amounting $2,000,000, is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

NOTE 18	RELATED COMPANY TRANSACTIONS

The transactions with related parties for the nine months ended September 30, 2006 and 2007 are as noted below.

During the nine months period ended September 30, 2007, the Company entered into an agreement to acquire 100% of Good World Investments Limited from Central High Limited which our directors Con Unerkov and Alex Ho each holds 25% interest.

The Company agreed to pay directors and officers a monthly salary for services performed. During the nine months period ended September 30, 2007 and 2006, the Company paid the directors and its officers and their services companies a total remuneration of $303,530 and $162,000 for the nine months period ended September 30, 2007 and 2006, and $93,515 and $54,000 for the three months period ended September 30, 2007 and 2006 respectively.

NOTE 19	COMMITMENTS AND CONTINGENCIES

a)

The Company leases office premises for its operations in United States, Hong Kong and Malaysia under operating leases. Rental expenses under operating lease for the three-months period and nine months period ended September 30, 2007 was $15,200 and $47,358 respectively.

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
g)

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

NOTE 20	SUBSEQUENT EVENTS

On October 9, 2007, the Company entered into a Consulting Services Agreement with a third party consultant to provide consultancy services for the Company and, in return, the Company issued 1,250,000 shares of Common Stock as compensation fee. The term of this agreement is 90 days.

On October 15, 2007, the TMC exercised a portion of its warrants to purchase 500,000 common stock in the Company at $0.030 per share for a total purchase price of $15,000.
On October 18, 2007 the Company drawdown $50,000 on the ELOC agreement referred to note 10(e) above by issuing 2,000,000 common stock in the Company.

On October 30, 2007 the Company entered into an Advertising Agreement with a third party to display advertisements of the Company on its website. In return, the Company issued 6,666,666 shares of Common Stock as service fee. The term of this agreement is 12 months.

NOTE 21	BUSINESS COMBINATIONS
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
Proforma Financials

The accompanying pro-forma condensed consolidated financial statements are provided for informational purposes only. The Pro-Forma Consolidated Balance Sheet and Pro-Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated at the beginning of the period being reported on, nor does it purport to present the operating results that would be achieved for future periods.

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

Unaudited Pro-Forma Consolidated Balance Sheet

The acquisition was completed on March 13, 2007 and has been accounted for in the consolidated balance sheet presented in the Condensed Consolidated Balance Sheet as at September 30, 2007 and 2006.

Unaudited Pro-Forma Consolidated Statement of Operations

The Pro-Forma Combined Statement of Operations give effect to the above transaction as if it occurred as at the beginning of the period being reported on.

CHINA MEDIA GROUP CORPORATION
UNAUDITED PRO-FORMA
AS OF SEPTEMBER 30, 2007 AND 2006 FOR BALANCE SHEET ACCOUNTS
AND FOR THE NINE MONTHS PERIOD ENDED
SEPTEMBER 30, 2007 AND 2006 FOR INCOME STATEMENTS ACCOUNTS

	2007	2006
	Proforma	Proforma
	US$	US$
	---------------	---------------
Current assets	427,707	519,334
Non-current assets	7,989,725	7,865,483
Current liabilities	(1,241,310)	(562,300)
Long term liabilities	(2,000,000)	(2,200,131)
Minority interest	(180,907)	-
Stockholders' equity	4,995,215	5,622,386
Net revenues	99,642	34,958
Cost of revenue	(79,083)	(24,589)
Gross profits	20,559	10,369
Selling, general and administrative expenses	(1,315,550)	(644,536)
Other expenses - interest expense	(52,629)	(5,311)
Other income	156	-
Minority interest	31,722	58,449
Net loss	(1,315,742)	(581,029)
Basic and diluted loss per common share	$0.01	$0.01
	============	============
Basic and diluted weighted average number of common shares	463,703,677	345,223,474
	============	============

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY.FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASEDON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKINGTERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE","SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THEFORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENTON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OURFUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTYIS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATIONREPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA ANDOTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLEALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THEOUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION ISEXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THEASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION AREACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

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

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this mission the Company established5 strategic business units: "Television", "Advertising" "Print", "Telecommunications and Mobile Computing" and "Products and Services".

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

Pending Acquisition

On July 14, 2007, we entered into a Stock Right Transfer Agreement with the shareholders of Conwood Industrial Limited ("CIL") to acquire 70% of the issued and outstanding shares of CIL. CIL is a company registered in Hong Kong, which owns 49% of a joint venture company in China that owns and operates a microwave network in Hunan province and has a 25% interests in a digital television channel. This transaction is expected to close in the first quarter of 2008 after successful completion of financial, legal and operational due diligence.

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

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales after successful testing. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit in May 2006 and is still conducting compliance, functional, stability, load and us ability testing on the device prior to testing by our resellers and partners. We expect that compliance testing will be completed by the end of the year. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

The Company also announced on or about January 17, 2006 that it has signed a Letter of Intent with DreamWorks Movie & TV Culture Media Co. Ltd to jointly develop mobile TV network in Hunan Province and advertising on such mobile network. No further update since the last report. No revenue has been generated from this cooperation.

In January 2007, the Company acquired 18% interests in Guangzhou Waho Culture co, Ltd. ("Waho"), a company in the business of online advertising with specifically a contract to do the print and online edition of Yellow Pages for Guangdong Province for China Tie tong Communications Co., Ltd., one of the licensed telecommunication carriers in China. This investment provides us an entry into this online portal and possible future collaboration between Waho's online portal with our advertising and technology platforms.

As such, the Group has signed a co-operative agreement with Waho to provide the online search engine and website for the Yellow Pages directory engine. The beta version of the website has been completed at www.cttyp.com. The Group expects to start selling online advertising on the website 2008. Furthermore in the period the Group has combined the technology of Webcall to facilitate the selling of online advertising by connecting the potential viewers on the web with the online advertiser. Online advertisers can actively talk to potential customers after seeing the online advertising.

In August 2007, Mr. Paul Scanlan President of our Telecommunications Unit left the Company.

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

We have cash and cash equivalents of $29,368 as of September 30, 2007; an increase from the previous period end of December 31, 2006. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Over the course of the next two years, we propose to build up our advertising presences to over 5 regional offices in China. Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition and through cooperation agreements and otherwise, subject to available funding. Additional support staff may be hired as necessity and resources dictate within the next twelvemonths.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Results of Operations

FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2006.

REVENUES.

The Group has realized revenue of $99,642 and $33,613 for the nine months ended September 30, 2007 and 2006, respectively. The Group incurred a cost of revenue of $79,083, achieving a gross profit of $20,559 for the nine months ended September 30, 2007 and for the similar period in 2006, the Group had a cost of revenue of $24,589, achieving a gross profit of $9,024. For the three months ended September 30, 2007 and 2006, the Group realized revenue of $38,341 and $25,046. Respectively. The Group incurred a cost of revenue of $35,694 and achieved a gross profit of $2,647 for the three months ended September 30, 2007, and for the three months ended September 30, 2006, the group incurred a cost of revenue of $18,511 and a gross profit of $6,535. We hope to generate additional revenues when we receive more contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the nine months period ended September 30, 2007, our gross profit was $20,559 and our total operating expenses were $1,275,692, all of which were selling, general and administrative expenses and $243,000 for impairment in investment. We also had $52,629 in interest expenses and $156 in interest income, $13,700 in minority interest and $7,906 in comprehensive income, so that the net loss to our shareholders for the nine months period ended September 30, 2007 was $1,293,906. This is in comparison to the same period ended September 30, 2006, where we had $524,879 in selling, general and administrative expenses and $5,311 in interest expenses, making our net loss for that period $521,166.

For the three months period ended September 30, 2007, our gross profit was $2,647 and our total operating expenses were $347,029, all of which were selling, general and administrative expenses . We also had $24,042 in interest expenses and $156 in interest income, $9,168 in minority interest and $2,160 in comprehensive income, so that the net loss to our shareholders for the three months period ended September 30, 2007 was $359,224. This is in comparison to the same period ended September 30, 2006, where we had $195,626 in selling, general and administrative expenses and $1,690 in interest expenses, making our net loss for that period $190,781.

Liquidity and Capital Resources

As at September 30, 2007, the Company had cash and cash equivalents totaling $29,638, other current assets of $449,543 and non-current assets totaling $7,989,725 which were represented by $60,489 in fixed assets, $138,000 in distribution rights and $7,791,236 in goodwill. The total assets of the Company were $8,439,268 as of September 30, 2007. We also had current liabilities of $1,241,310 which were represented by $366,755 in accounts payable and accruals, $135,649 in other payable, $67,600 in short term debt, $582,798 due to related parties, $88,508 in convertible debenture as of September 30, 2007. We also had $2,000,000 in long-term shareholders loan as of September 30, 2007, making our total liabilities $3,241,310.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company has completed the registration statement relating to the ELOC agreement for $2,500,000 and will be required to satisfy certain share trading conditions in order to draw down on this facility, and to raise additional capital in order to continue to operate in fiscal 2007.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the nine months ended September 30, 2007 the Company incurred net loss of $1,293,906, and has accumulated losses of $3,148,162 as at September 30, 2007. The Company's ability to continue as a going concern is contingent upon its ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements
As of September 30, 2007, there were no off balance sheet arrangements.

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
a)

On December 23, 2006, the Company entered into a number of Subscription Agreements with its employees for them to subscribe a total of 4,342,464 shares (the "Subscription Shares") at USD0.0365 per share for an aggregate of USD158,500 which was used to retire debts owed to its employees. This Subscription Shares included 1,369,863 shares that were subscribed for USD50,000 by our director Mr. Con Unerkov,1,232,876 shares that were subscribed for USD45,000 by our director Mr. Alex Ho and 1,369,863 shares that were subscribed for USD50,000by Mr. Paul Scanlan, former President of our Telecommunication and Mobile Computing Division. The Company relied upon the exemption from registration as set forth in Regulation S of the Securities Act for the issuance of these shares. The stockholders are not a "U.S. Person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the stockholders were located outside of the United States. In addition, the stockholders took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, and were permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares. The Company issued the shares without compliance with the registration requirements of the Securities Act in reliance upon the exemptions therefrom afforded by Section 4(2) and Regulations D thereunder as well as Regulation S.

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

c)

On March 1, 2007, the Company issued the second tranche of 1,500,000 shares to an independent third party in accordance with the Consultant Agreement executed on December 1, 2006. The Company relied upon the exemption from registration as set forth under Section 4(2) for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

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

e)

On May 31, 2007, we entered into a Financial Public Relation Agreement ("FPR Agreement") with a third party consultant to provide promotion services for the Company. Pursuant to the FPR Agreement, The term of the Agreement shall be for 30 days commencing on June 1,2007. The Company issued to the consultant 180,000 shares of common stock as a consideration of the Agreement. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

f)

On June 11, 2007, we entered into a Comprehensive Campaign Agreement ("Agreement") with a third party consultant to provide promotional coverage for the Company and, in return, the Company shall issue 1,050,000 shares of Common Stock as compensation fee. The term of this Agreement is 90 days commencing on June 14, 2007. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

g)

On August 14, 2007, the Company issued the third tranche of 1,500,000 shares to an independent third party in accordance with the Consultant Agreement executed on December 1, 2006. The Company relied upon the exemption from registration as set forth under Section 4(2) for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

h)

On August 20, 2007, we entered into an Agreement ("Agreement") with a third party consultant to provide promotional works for the Company and, in return, the Company shall issue 1,250,000 shares of Common Stock as compensation fee. The term of this Agreement is for a period of 3 months commencing immediately after the date of the Agreement. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

i)

On September 19, 2007, we entered into a Financial Public Relation Agreement ("FPR Agreement") with a third party consultant to provide promotion services for the Company. Pursuant to the FPR Agreement, The term of the Agreement shall be for 30 days commencing immediately after the date of execution. The Company issued to the consultant 180,000 shares of common stock as a consideration of the Agreement. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

j)

On October 9, 2007, the Company entered into a Consulting Services Agreement with a third party consultant to provide consultancy services for the Company and, in return, the Company issued 1,250,000 shares of Common Stock as compensation fee. The term of this agreement is 90 days. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

k)

On October 30, 2007 the Company entered into an Advertising Agreement with a third party to display advertisements of the Company on its website. In return, the Company issued 6,666,666 shares of Common Stock as service fee. The term of this agreement is 12 months. The Company relied upon the exemption from registration as set forth under Section 4(2) of the Securities Act for the issuance of these shares. The stockholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The stockholder was permitted access to the Company's management for the purpose of acquiring investment information.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit
----------------	----------------------------------------------------------------------------------------------------------------
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended. (6)
3.2	Bylaws (1)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (3)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd. (3).
10.3	2002 Stock Option Plan (4)
10.4	2007 Stock Incentive Plan (5)
21.1	Subsidiaries of small business issuer. (6)
31*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

By:	/s/ Con Unerkov	November 5, 2007
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
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

Date: November 5, 2007
/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 5, 2007