Form 10KSB
period 2007-12-31
China Media Group CORP
filed 2008-04-14
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
For the fiscal year ended December 31, 2007
-----------------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from to

---------------------------------------

Commission File Number: 000-50431

China Media Group Corporation
--------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)
1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong.	N/A
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208 (ext. 222)

(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
-------------------------------	------------------------------------------
None	None

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

State issuer's revenues for its most recent fiscal year. $127,994.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2008, approximately $1,529,178.

As of March 28, 2008, there were 524,132,450 no par value common stock of the Company issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS. ---------------------------------------------------------

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

During the year, we have acquired the entire issued share capital of Good World Investments Limited ("Great World") which owns 50% of Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren"). Good World is an investment holding company and Beijing Ren Ren is in the business of advertising in promoting health education and health awareness in China under the program Great Wall of China Project as further described below.

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

Advertising Unit

On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited which has since become our subsidiary company. Beijing Ren Ren had obtained approval for signs in Chao Yuan District in Beijing. However, with the upcoming Olympics, the Beijing Government has banned all outdoor signs until after the Olympics. Therefore no revenue will be obtained from outdoor media advertising until in Q4 2008 or 2009. In the meantime we will focus our attention away from Beijing and other Olympic cities that have similar government restrictions, and concentrate on second tier cities on district signs for the health promotion and awareness campaigns. During the year the Company has earned US$6,428 in relation to advertising services.

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

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales in the coming months. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit in May 2006 and is have completed conducting compliance, functional, stability, load and usability testing on the device and is expected to receive the final prototype in May 2008. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

The Company has commenced selling mobile devices through certain distribution channels in Hong Kong in advance of selling the MAGIC device. The Company has earned revenue of $108,900 during this period on selling mobile devices. In addition the company has earned revenues of US$12,634 for telecommunication hardware and installation services during the year.

On or about January 13, 2007, the Company acquired 18% interests in Guangzhou Waho Culture Co., Ltd. ("Waho"), a company in the business of online advertising with specifically a contract to do the print and online edition of Yellow Pages for Guangdong Province for China Tietong Communications Co., Ltd., one of the licensed telecommunications carriers in China. We will actively monitor this investment and will hold discussions with management to determine if certain collaboration between Waho's online portal with our advertising and technology platforms. We have written off this investment in the accounts, but we are still actively working on this investment to bring the project into our Group. At the date of this report, no revenue has been generated from this investment.

Hospital Advertising Unit

On or about February 27, 2006 the Company announced that it has been appointed to undertake the advertising placement work for Beijing Number 6 Hospital. We have erected 9 sign boards for sale and our staff continues to work to secure advertising customers for this hospital. No revenue has been generated from the placement from this hospital at the date of this report.

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intends to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit but has received $125,000 under the Debenture Purchase Agreement. Furthermore the private equity firm has exercised US$15,000 in warrants during the year. Subsequent to the year end in April 2008, the Company repaid the $125,000 Convertible Debenture.

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

EMPLOYEES. As of December 31, 2007, we have 11 full time and 3 part-time employees of which one full time and one part time employee are also our officers. At the date of this report, we have increased our full time employees to twelve. We anticipate that we will hire more employees in the next six months in line with our expanded operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial and service personnel.

FACILITIES. As at the date hereof, our executive, administrative and operating offices are located at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong.

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

ITEM 2. DESCRIPTION OF PROPERTY. ----------------------------------------------------------

PROPERTY HELD BY US. Neither the Company nor its subsidiaries own any properties or facilities.

OUR FACILITIES. As at December 31 2007, our executive and administrative office is located at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong. The Company uses about 1,000 square feet of this office at a cost of about US$2,000 per month. The lease expires in December 2009.

The other operating office is located at Beijing at No. 43, Na Yuan Bei Road, Feng Tai District , Beijing, China where we have a 150 sq. ft. administration office to handle enquiry. The lease is for one year expiring at December 31, 2008 and at a monthly rent of about US$430.

ITEM 3. LEGAL PROCEEDINGS -----------------------------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS -------------------------------------------------------------------------------------------------------------

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

MARKET INFORMATION.

Our shares are quoted and traded from time to time on the OTC Bulletin Board under the symbol "CHMD". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been limited; the quotations are limited and sporadic at times.

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2007 was $0.021 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2007	$0.0645	$0.021
Third Quarter 2007	$0.054	$0.026
Second Quarter 2007	$0.08	$0.032
First Quarter 2007	$0.124	$0.021

Fourth Quarter 2006	$0.039	$0.015
Third Quarter 2006	$0.056	$0.034
Second Quarter 2006	$0.146	$0.050
First Quarter 2006	$0.710	$0.125

HOLDERS.

The number of record holders of our common stock as of March 28, 2008, was approximately 49 based on information received from our transfer agent.This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

STOCK OPTIONS.

We have two equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The following table presents information relating to these plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION.
Plan Category	Number of Securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
--------------------------------	--------------------------------	--------------------------------	--------------------------------
Equity compensation plans approved by security holders	29,800,000	$0.0365	181,311,112
--------------------------------	--------------------------------	--------------------------------	--------------------------------

Equity compensation plans not approved by security holders	5,811,300	-	32,588,700
--------------------------------	--------------------------------	--------------------------------	--------------------------------
Total	35,611,300	$0.0365	213,899,812
--------------------------------	--------------------------------	--------------------------------	--------------------------------

2002 Stock Option Plan

In October 2002, our Board of Directors authorized and approved the adoption of the 2002 Stock Option Plan effective the same date (the "2002 Stock Option Plan").

The purpose of the 2002 Stock Option Plan was to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2002 Stock Option Plan is administered by our Board of Directors or a committee ("Plan Administrator") appointed by and consisting of two or more members of our Board of Directors, which shall determine (i) the persons to be granted stock options under the 2002 Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each stock option; and (iii) whether the stock option shall be exercisable at any time during the option period of ten years or whether the stock option shall be exercisable in installments or by vesting only. The 2002 Stock Option Plan provides authorization to the Board of Directors to grant stock options to purchase a total number of shares not to exceed 211,111,112 shares as at the date of adoption by the Board of Directors. At the time a stock option is granted under the 2002 Stock Option Plan, the Plan Administrator shall fix and determine the exercise price at which shares may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause or voluntary resignation of position, any stock option that is vested and held by such optionee generally may be exercisable within up to one year after the effective date that his position ceases, and after such one year period any unexercised stock option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of cause or voluntary resignation from the position, any stock option that is vested and held by such optionee shall forthwith terminate.

No stock options granted under the 2002 Stock Option Plan will be transferable by the optionee other than by will or by the laws of descent and distribution following the optionee's death, and each stock option will be exercisable during the lifetime of the optionee subject to the option period of ten years or limitations described above.

The exercise price of a stock option granted pursuant to the 2002 Stock Option Plan shall be paid in full to us by delivery of consideration equal to the product of the number of shares covered multiplied by the exercise price.

The 2002 Stock Option Plan further provides that the Plan Administrator may grant to any key individuals who are employees eligible to receive options one or more incentive stock options to purchase the number of shares allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the shares and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 110% of the fair market value. The option term of each Incentive Stock Option shall be determined by the Plan Administrator, and shall not commence sooner than from the date of grant and shall terminate no later than ten years from the date of grant, except for an optionee who owns more than 10% of the total combined voting power of all classes of our stock and whose Incentive Stock Option shall terminate no later than five year from the date of grant.

On December 23, 2006 and May 18, 2007, the Board of Directors authorized and approved the grant of stock options to acquire an aggregate of 21,800,000 shares and 12,300,000 shares respectively under the 2002 Stock Option Plan to key employees, directors and officers. In the fourth quarter of 2007, 4,300,000 stock options were cancelled due to resignation of optionholders.

As of December 31, 2007 there were a total of 29,800,000 outstanding stock options to purchase shares of our Common Stock under the 2002 Stock Option Plan.

2007 Stock Incentive Plan

On February 19, 2007, our Board of Directors authorized and approved the adoption of the 2007 Stock Incentive Plan effective the same date (the "2007 Stock Incentive Plan").

The purpose of the 2007 Stock Incentive Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2007 Stock Incentive Plan is to be administered by our Board of Directors or a committee ("Plan Administrator") appointed by and consisting of two or more members of our Board of Directors, which shall determine (i) the persons to be granted stock options under the 2007 Stock Incentive Plan; (ii) the number of shares subject to each option, the exercise price of each stock option; and (iii) whether the stock option shall be exercisable at any time during the option period of ten years or whether the stock option shall be exercisable in installments or by vesting only. The 2007 Stock Incentive Plan provides authorization to the Board of Directors to grant stock options to purchase a total number of shares, not exceed 38,400,000 shares as at the date of adoption by the Board of Directors. At the time a stock option is granted under the 2007 Stock Incentive Plan, the Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any stock option that is vested and held by such optionee generally may be exercisable for such period of time thereafter as shall be determined by the Plan Administrator and set forth in the documents evidencing the option. The Plan Administrator shall have complete discretion either at the time an option is granted or at any time while the option remains outstanding, to i) extend the period of time which the option is to be exercisable following the optionees cessation of service, but not beyond the expiration of the option term and/or ii) permit the option to be exercised after the cessation of employment of both vested and unvested options at the time of cessation of employment.

No stock options granted under the 2007 Stock Incentive Plan will be transferable by the optionee other than by will or by the laws of descent and distribution following the optionee's death, and each stock option will be exercisable during the lifetime of the optionee subject to the option period of ten years or limitations described above. The options can be assigned in whole or in part during the Optionee's lifetime to one or more members of the optionee's immediate family, provided the assignment is connected to estate planning or pursuant to a domestic relations order.

The exercise price of a stock option granted pursuant to the 2007 Stock Incentive Plan shall be paid in full to us by delivery of consideration equal to the product of the number of shares multiplied by the exercise price. Any stock option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness from the Company may be subject to such conditions, restrictions and contingencies as may be determined by the Plan Administrator.

The 2007 Stock Incentive Plan further provides that, subject to the provisions of the 2007 Stock Incentive Plan and prior Stockholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be at lease 100% of the fair market value of the Common Shares of the Company and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 110% of the fair market value of our Common Stock. The option term of each Incentive Stock Option shall be determined by the Plan Administrator, which shall not commence sooner than from the date of grant and shall terminate no later than ten years from the date of grant of the Incentive Stock Option, except for optionee who owns more than 10% of the total combined voting power of all classes of our stock whom shall terminate no later than five year from the date of grant of the Incentive Stock Option.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8.

As of December 31, 2007, we have issued 5,811,300 shares under the 2007 Stock Incentive Plan, and there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES. No repurchases of our common stock were made during the fourth quarter and during our fiscal year ended December 31, 2007.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

Year ended December 31, 2007 compared with year ended December 31, 2006 ------------------------------------------------------------------------------------------------------------------

GENERAL

The Company has its operating office at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong since January 2008. The Company currently sells mobile devices and advertising in Hong Kong.

Results of Operations --------------------------------

For the year ended December 31, 2007, net sales was $127,994 as compared to the prior year of $79,600, representing an increase of about 60%. These sales were mobile devices, telecommunication hardware and services, and advertising. In 2006, the sales were mobile devices.

For the year ended December 31, 2007, the cost of goods sold was $100,494 as compared to the prior year of $59,373, making our gross profit of $27,500 (2006: $20,227) for the year.

For the year ended December 31, 2007 operating expenses were $1,446,026 as compared $1,528,829, a decrease of 0.054% from the prior year. In 2007, the major component in the operating expenses were consulting services of $482,418 (2006: 140,318), marketing and research expenses of $171,378 (2006: $3,125), and salaries of $443,463 (2006: $348,306). In 2006, the Company also incurred about $596,900 in relation so entering into an Equity Line of Credit for $2,500,000. These costs include, legal of $31,740, commitment fee of $252,500 and warrant expenses of $312,660. The Company also entered into stock based compensation and recorded option expenses of $62,208 (2006: $184,276) in respect of stock options issued to employees during the year. Overall the selling, general administration expenses were similar in other respects once the above factors are taken into account. In addition, the Company incurred an impairment of investment loss of $243,000 on its investment in Guangzhou Waho Culture Co., Ltd.

The operating loss increased to $1,661,526 for the year ended December 31, 2007 as opposed to an operating loss of $1,508,602 for the prior year.

During the year the interest expenses increased to $91,191 as compared to $7,141 in the prior year. The reason for the increase in interest expenses was primary related to the increase in debt and the $125,000 convertible debenture.

For the three months ended December 31, 2007, our revenue was $28,352, and a cost of revenue of $21,411, achieving a gross profit of $6,941.For the three month period ended December 31, 2006, our revenue was $45,987, and a cost of revenue of $34,785, achieving a gross profit of $11,202. For the three months ended December 31, 2007, our selling and general expenses were $415,058 and our net interest expenses were $40,232; thereby resulting an operating loss of $448,349. For the three months period ended December 31, 2006, our operating expenses was a total of $1,038,734, of which $1,003,949 were selling and general administration expenses. We also incurred interest expenses of $1,830, so that our net loss for the 3 months period ended December 31, 2006 was $994,577. The decrease in selling, general and administration expenses from the prior year were related to entering into the equity line of credit and option expenses in the last quarter of 2006 as noted above.

Liquidity and Capital Resources

Net cash used in operating activities was $39,771 during the year ended December 31, 2007 as compared to $130,350 in the prior year. This decrease is attributed principally due to the Company issuing more shares for services in the current year. The Company intends to monitor the monthly cash outlays in fiscal 2008 and conserve cash until additional financing can be received through the ELOC Agreement or other funding. The net loss for the year was $1,728,032 compared to $1,515,743 a year ago.

Net cash used in investing activities was $76,131 (2006: $17,612) during the year ended December 31, 2007.

Net cash provided by financing activities was $140,000 (2006: $204,000) during the year ended December 31, 2007, which consisted principally of proceeds from issuance of warrants, common stock and convertible debenture of $75,000.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Company will be required to sell its Common Stock under the ELOC Agreement for $2,450,000 and to raise additional capital in order to continue to operate in fiscal 2008.

Going Concern ----------------------
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a significant loss from operations. For the years ended December 31, 2007 and 2006, the Company incurred net losses of $1,728,032 and $1,515,743, respectively.

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

Capital Expenditure Commitments

We had no material capital expenditures for the period ended December 31, 2007. However we expect to invest approximately $250,000 in capital expenditure over the next 12 month.
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

Recently Issued Accounting Pronouncements ------------------------------------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2007 audited financial statements.

ITEM 7. FINANCIAL STATEMENTS. -----------------------------------------------------

The financial statements required by Item 7 are presented in the following order:

China Media Group Corporation and Subsidiary
Consolidated Financial Statements

For the Year Ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated as at December 31, 2007 of $3,582,289 including net losses of $1,728,032 for the year ended December 31, 2007. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong
April 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Media Group Corporation and its subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated as at December 31, 2006 of $1,854,257 including net losses of $1,515,743 for the year ended December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
February 14, 2007

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006 ------------------------------------------------------------------------------------------------------------------------------
		2007	2006
	Notes	---------------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		$107,903	$63,039
Accounts receivables		-	897
Loans to unrelated parties	8	343,487	-
Inventory		-	600
Prepayments, deposit and other receivables	9	114,980	52,194
		---------------------	---------------------
Total current assets		566,370	116,730

Non-current assets
Property and equipments, net	10	48,745	15,089
Advance payment for distribution rights	11	138,000	138,000
Goodwill		7,791,676	-
		---------------------	---------------------
		7,978,421	153,089
		---------------------	---------------------
		$8,544,791	$269,819
		===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable		$32,806	$13,226
Other payables and accruals	12	374,393	174,333
Convertible debentures	13	107,258	50,000
Short term debt	14	67,600	67,600
Stock to be issued		-	158,500
Due to officer and directors	15	727,861	362,186
		---------------------	---------------------
Total current liabilities		1,309,918	825,845
		---------------------	---------------------
Long-term debts	16	2,023,600	-
Minority interest		187,804	-

Stockholders' equity/(deficit):
Common stock, no par value, 85,000,000,000 shares authorized, 521,500,871 (2006: 361,274,145) shares issued and outstanding	6	7,428,902	776,670
Additional paid-in-capital		1,449,491	576,936

Shares issued for prepaid consulting services	17	(293,401)	(55,375)
Comprehensive income		20,766	-
Accumulated deficits		(3,582,289)	(1,854,257)
		---------------------	-----------------------
Total stockholders' equity/(deficit)		5,023,469	(556,026)
		---------------------	---------------------
		$8,544,791	$269,819
		===============	===============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
	-----------------------	----------------------
Net revenue	$127,994	$79,600

Cost of revenue	(100,494)	(59,373)
	-----------------------	----------------------
Gross profit	27,500	20,227

Operating expenses:
Impairment of investment	243,000	-
Selling, general and administrative expenses	1,446,026	1,528,829
	-----------------------	----------------------
Loss from operations before other expense	(1,661,526)	(1,508,602)

Other income(expenses)
Interest income	301	-
Interest expense	(91,191)	(7,141)
	-----------------------	---------------------
Net loss before minority interest	$(1,752,416)	$(1,515,743)

Minority interest	24,384	-
	-----------------------	---------------------
Net loss	(1,728,032)	(1,515,743)
Other comprehensive income
Foreign currency translation gain	20,766	-
	------------------------	---------------------
Comprehensive loss	(1,707,266)	(1,515,743)
	=================	=================

Basic and diluted loss per common share	$0.01	$0.01
	=================	=================
Basic and diluted weighted average number of common shares *	476,381,111	340,809,108
	=================	=================
*

Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2007 and 2006 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common stock		Additional				Total
	--------------------------		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
	-----------------------------------------------------------------------------------------------------------------------------------
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2006	343,940,812	162,170	-	-	-	(338,514)	(176,344)

Issuance of shares for distribution right	1,000,000	138,000	-	-	-	-	138,000

Issuance of shares and warrants for cash	833,333	170,000	80,000	-	-	-	250,000

Issuance of shares for services	3,000,000	69,000	-	-	(55,375)	-	13,625

Issuance of shares for commitment fee for equity line of credit agreement	12,500,000	237,500	-	-	-	-	237,500

Options granted	-	-	184,276	-	-	-	184,276

Issuance of warrants	-	-	312,660	-	-	-	312,660

Net loss	-	-	-	-	-	(1,515,743)	(1,515,743)
	----------------	----------------	----------------	----------------	----------------	----------------	----------------
Balance at December 31, 2006 and January 1,2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staffs	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture
	-	-	75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	----------------	----------------	----------------	----------------	----------------	----------------
Balance at December 31, 2007	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469
	===========	===========	===========	===========	===========	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
	-----------------	------------------
Cash flows from operating activities:
Net Loss	$(1,728,032)	$(1,515,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,468	2,523
Minority interest	(24,384)	-
Write off of fixed assets	9,652	-
Disposal of fixed assets	2,497	-
Impairment in investment	243,000	-
Common stock issuance for employees	270,069	-
Common stock issuance for services	688,420	69,000
Option expenses for employee compensation	62,208	184,276
Warrant expenses	15,590	392,660
Stock to be issued for services	-	158,500
Common stock issuance for commitment fee for equity line of credit	-	237,500
Prepaid expense for services	(238,026)	(55,375)
Amortization of convertible debenture	57,258	-
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	10,705	(52,194)
Account receivable	897	(897)
Inventory	-	(600)
Accounts payable, accrued expenses and long term debt	213,232	156,746
Due to related parties	365,675	293,254
	------------------	------------------
Net cash used in operating activities	(39,771)	(130,350)
Cash flows from investing activities:
Purchase of property and equipment	(49,802)	(17,612)
Acquisition of subsidiary, net of cash	26,671	-
Acquisition of share investment	(53,000)	-
	------------------	------------------
Net cash used in investing activities	(76,131)	(17,612)

Cash flows from financing activities:
Proceeds from issuance of debt	75,000	50,000
Proceeds from exercise of warrants	15,000	-
Proceeds from sales of shares	50,000	-
Payment of debt	-	(16,000)
Stock issued for cash	-	170,000
	------------------	-------------------
Net cash provided by financing activities	140,000	204,000
	------------------	-------------------
Net increase in cash and cash equivalents	24,098	56,038
Effect of exchange rate changes on cash and cash equivalents	20,766	-
Cash and cash equivalents, beginning	63,039	7,001
	------------------	-------------------
Cash and cash equivalents, ending	$107,903	$63,039
	=============	=============
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
	=============	=============
Income taxes paid	$-	$-
	=============	=============

The accompanying notes are an integral part of these consolidated financial statements.

*

The issuance of Common Stock for the acquisition of Good World/BRR of $6,000,000 by issuance of 125 million shares and of investments in shares of Waho by the issuance of 3,518,518 shares are not included in the Consolidated Cash Flow Statements due to non-cash in nature.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION
China Media Group Corporation (the "Company") is a Texas corporation, incorporated on October 1, 2002.

In January 2006, the Company established a wholly owned subsidiary Ren Ren Media Group Limited, a company incorporated in Hong Kong, as its operating company in Hong Kong. In March 2007, the Company acquired all the outstanding shares of Good World Investments Limited, British Virgin Islands corporation that holds 50% of Beijing Ren Ren Health Culture Promotion Limited, a company incorporated in China in the advertising and media business in China.

The Group will be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices. During the year, the Company recorded sales in mobile phone devices.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES REALIZATION OF ASSETS
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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2007 include the financial statements of the Company and its wholly owned subsidiaries Ren Ren Media Group Limited and Good World Investments Limited, and a 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited due to the sole largest shareholding status and controlling of the Board of Directors. The consolidated financial statements for the year ended December 31, 2006 include the financial statements of the Company and its wholly owned subsidiary Ren Ren Media Group Limited.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.
All significant inter-company transactions and balances have been eliminated on consolidation.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the years ended December 31, 2007 and 2006 are not presented as it would be anti-dilutive.

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

Property equipment
Property equipment is stated at costs. Depreciation are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:
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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $3,057 and nil for the year December 31, 2007 and 2006, respectively.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2007, the comprehensive income was $20,766, and in 2006, differences were immaterial.

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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The management of the Company does not anticipate that the adoption of the standard will have a material impact on these financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.SFAS No.159 is effective as of the beginning of the Company's 2008 fiscal year. We are currently in the process of evaluating the expected effect of SFAS No. 159 on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51"(SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations("SFAS 141R"), which replaces FASB SFAS 141, Business Combinations.This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current year's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2007, the Company has incurred an accumulated deficits totaling $3,582,289 and its total assets exceed its total liabilities by $5,023,469. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. As at December 31, 2007, the Company has an Equity Line of Credit Agreement ("ELOC Agreement">) to sell up to US$2,450,000 common stock of the Company. This Equity Line is effective until on or about May 12, 2009. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can draw down on the ELOC Agreement or that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4	BUSINESS COMBINATIONS
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

The purchase price was allocated as follows:
US$
Cash	26,671
Current assets	416,378
Current liabilities	(30,008)
Property, plant and equipment	7,471
Goodwill	7,791,676
Long-term loan	(2,000,000)
Minority interest (50%)	(212,188)
Purchase price	6,000,000

NOTE 5	STOCKHOLDERS' EQUITY
Common Stock
In March 2006, the Company issued 1,000,000 shares of common stock under the agreement for the acquisition of the distribution rights for M.AG.I.C. Convergent Device.

In March 2006, the Company issued 833,333 shares of common stock for $250,000.

In November and December 2006, the Company issued a total of 3,000,000 shares of common stock for services valued at a total of $69,000.

In December 2006, the Company issued 12,500,000 shares of common stock as a commitment fee under an Equity Line of Credit Agreement.

In December 2006, the Company entered into an agreement to issued 4,342,464 shares of common stock for accrued services for $158,500. These shares were issued on January 3, 2007.

In January 2007, the Company entered into an agreement to acquire 18% in Guangzhou Waho Culture Media Co., Ltd. for $243,000 of which $53,000 was paid in cash and $190,000 was paid by the issuance of 3,518,518 shares of common stock in the Company. The Company impaired the investment made in Waho Culture Media Co., Ltd., as of March 31, 2007, as the marketable value is uncertain.

In March 2007, the Company issued 1,700,000 shares of common stock for services valued at $85,000.

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

In June 2007, the Company issued 1,230,000 shares of common stock for services valued at $60,550.

In July 2007, the Company distributed S8 stocks of 800,000 shares of common stock to its employees and consultant for their services valued at $34,000.

Between August and October 2007, the Company issued a total of 10,846,666 shares of common stock for promotional and consulting services valued at a total of $406,870.

In October 2007, the Company issued 500,000 and 2,000,000 shares of common stock in relation to the exercise of 500,000 warrant shares at $0.030 per share for a total of $15,000 and sold $50,000 commons stock, respectively, under the ELOC Agreement.

In November 2007, the Company issued 2,500,000 shares of common stock for services valued at $90,000.

In November and December 2007, the Company issued a total of 2,344,205 unrestricted shares of Common Stock to its staff and consultants in accordance with the Form S8 registration statements filed on March 8, 2007.

In December 2007, the Company issued 2,777,778 restricted shares of common stock for accrued services of $100,000.

Warrants

The Company issued stock warrants for 1,666,666 shares of common stock to Central Star Holdings Limited. The warrants expired on February 21, 2008 and have an exercise price of $0.30 per share. The company booked expense of $80,000. Subsequent to the balance sheet date, on February 21, 2008, these warrants lapsed.

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company booked expense of $311,508. During the year. 500,000 warrant shares were exercised at an exercise price of $0.030 per share for a total of $15,000.

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

In October 2007, the Company issued 41,666 and 138,888 stock warrants as part of commission in relation to the $15,000 received from the exercise of warrant and $50,000 received from the draw down, respectively, under the ELOC Agreement with TMC. These warrants have an exercise price of $0.036 per share and expire on or about May 12, 2009.

NOTE 6	STOCK OPTIONS AND WARRANTS
Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option by using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretation.

2002 Stock Option Plan

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 29,800,000 stock options outstanding as at December 31, 2007.

Following is a summary of the activities of the 2002 Stock Option Plan in 2007:
Options outstanding
Outstanding, December 31, 2006	21,800,000
Granted during the year	12,300,000
Forfeited/lapsed during the year	(4,300,000)
Exercised during the year	-
--------------------------------
Outstanding, December 31, 2007	29,800,000
======================
Following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	1.98	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	2.47	$0.0380	12,300,000	$0.00
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The outstanding 17,500,000 stock options granted on December 23, 2006:
Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0
ii) The outstanding 12,300,000 stock options granted on May 18, 2007:
Grant date:	5/18/2007
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	139%
Expected dividend yield	0
2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8. On May 18, 2007, the Company issued a total of 2,667,095 shares to its staff and consultants for their services provide. In July 2007, the Company issued a total of 800,000 shares to its staff and consultants for their services provided. As of December 31, 2007 there were 34,932,905 shares underlying stock options under the 2007 Stock Incentive Plan.

As of December 31, 2007, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity in 2007:

Outstanding, December 31, 2006	33,055,555
Granted during the year	388,887
Forfeited during the year	-
Exercised during the year	(500,000)
------------------------
Outstanding, December 31, 2007	32,944,442
=================
Following is a summary of the status of warrants outstanding at December 31, 2007:
Outstanding Warrants			Exercisable Warrants
------------------------------------			------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value
-------------	---------------	-----------------	--------------------	-------------------	---------------
$0.300	1,666,666	0.12	$0.300	1,666,666	$0.00
$0.030	15,125,000	1.45	$0.030	15,125,000	$0.00
$0.036	15,625,000	1.45	$0.036	15,625,000	$0.00
$0.036	138,889	1.45	$0.036	138,889	$0.00
$0.036	208,333	1.34	$0.036	208,333	$0.00
$0.036	41,666	1.39	$0.036	41,666	$0.00
$0.036	138,888	1.40	$0.036	138,888	$0.00
Details of the warrants are specified in Note 7 (c) and (d).
On October 15, 2007, 500,000 warrant shares were exercised at an exercise price of $0.030

NOTE 7	STOCK PURCHASE AGREEMENTS

a) On or about January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

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

b) On or about February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited ("Central Star"). Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period. Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share. However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share. For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007. The Company received $250,000 in February 2006. $80,000 was expensed for issuing the warrants.

c) On or about December 7, 2006 the Company entered into an Equity Line of Credit Agreement ("ELOC") with Tailor-Made Capital Limited ("TMC"). Pursuant to Equity Line of Credit Agreement, the Company may at its sole discretion, periodically sell to TMC common stock for a total purchase price of up to US$2,500,000 during the two year period commencing on the effective date of the registration statement but not later than three years from the date of the ELOC. The amount of each advance is subject to a maximum amount of US$250,000, and the Company may not submit an advance within 5 trading days of a prior notice of an advance. For each common stock purchased under the ELOC, TMC will pay between 90-100% of the volume weighted average price of our common stock quoted on the Over-the-Counter Bulletin Board for the 5 days immediately preceding the notice date. As part of this agreement, the Company issued to TMC 12,500,000 common stock as commitment fee and stock warrants for a total of 31,250,000 shares of common stock. The warrants expire on May 7, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share.

d) On December 12, 2006, the Company also issued 138,889 stock warrants as part of commission in relation to the issuance of $50,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants have an exercise price of $0.036 per share and expire on May 12, 2009.

e) On January 3, 2007, the Company issued 4,342,464 shares of common stock for accrued services of $158,500.

f) On January 13, 2007 the Company acquired 18% interests in Guangzhou Waho Culture Media Co., Ltd. (the "GWCM") for $243,000, of which $190,000 was to be paid by the issuance of 3,518,518 common stock of the Company. GWCM is a company focused in the business of online advertising for the China market.

g) On March 13, 2007, the Company entered into a Sales and Purchase Agreement to acquire the entire issued share capital of Good World Investments Limited which owns 50% issued shares capital of Beijing Ren Ren Health Culture Promotion Limited. Pursuant to the agreement, the Company issued 125 million shares to Central High Limited as the consideration. This purchase consideration was negotiated with reference to the BRR accounts and the underlying projects in BRR. Our directors Messrs. Con Unerkov and Alex Ho each owns 25% interests in, but are not directors or officers of, Central High Limited.

h) On March 27, 2007, the Company issued 208,333 stock warrants as part of commission in relation to the issuance of $75,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants have an exercise price of $0.036 per share and expire on May 12, 2009.

i) On May 18, 2007, the Company issued 2,667,095 unrestricted shares of common stock for accrued services of $97,349. These shares were issued in accordance with the Form S8 registration statements.

j) On July 18, 2007, the Company issued 800,000 unrestricted shares of common stock to its staff and consultant for services of $34,000. These shares were issued in accordance with the Form S8 registration statements.

k) On August 14, 2007, the Company issued the third tranche of 1,500,000 shares to an independent third party for 3 months consulting services in accordance with the Consultant Agreement executed on December 1, 2006. The services were valued at fair market value of the common stock issued for $57,000.

l) On August 20, 2007, the Company entered into an agreement with a third party consultant to provide promotional works for the Company and, in return, the Company issued 1,250,000 shares of Common Stock as compensation fee. The term of this agreement is for a period of 3 months commencing immediately after the date of this agreement. The services were valued at fair market value of the common stock issued for $43,750.

m) On September 19, 2007, we entered into a Financial Public Relation Agreement ("FPR Agreement") with a third party consultant to provide promotion services for the Company. Pursuant to the FPR Agreement, the term of the Agreement shall be for 30 days commencing immediately after the date of execution. The Company issued to the consultant 180,000 shares of common stock as consideration pursuant to the FPR Agreement. The services were valued at fair market value of the common stock issued for $6,120.

n) On October 9, 2007, we entered into a Consulting Services Agreement ("CS Agreement") with a third party consultant to provide consulting services for the Company. Pursuant to the CS Agreement, The term of the CS Agreement shall be for 3 months commencing immediately after the date of execution. The Company issued to the consultant 1,250,000 shares of common stock as a consideration in the CS Agreement. The services were valued at fair market value of the common stock issued for $60,000 of which $4,667 was prepaid service expense at December 31, 2007.

o) On October 15, 2007, 500,000 warrant shares were exercised at an exercise price of $0.030 per share under the ELOC Agreement.
p) On October 18, 2007, the Company sold 2,000,000 common stock of the Company for $50,000 under the ELOC Agreement.

q) On October 30, 2007, the Company entered into an Advertising Agreement ("Agreement") with a third party consultant to provide promotional services for the Company. Pursuant to the Agreement, The term of the Agreement shall be for 12 months commencing after the date of execution. The Company issued to the consultant 6,666,666 shares of common stock as a consideration of the Agreement. The services were valued at fair market value of the common stock issued for $240,000, of which $198,667 was prepaid service expense at December 31, 2007.

r) On November 26, 2007, the Company issued 1,000,000 unrestricted shares of common stock for accrued services of $36,000, of which $27,400 was prepaid service expenses at December 31, 2007. These shares were issued in accordance with the Form S8 registration statements.

s) On November 28, 2007, the Company entered into an agreement with a third party consultant to provide promotional works for the Company and, in return, the Company issued 2,500,000 shares of Common Stock as compensation fee. The term of this agreement is for a period of 3 months commencing on December 3, 2007. The services were valued at fair market value of the common stock issued for $90,000, of which $61,000 was prepaid service expense at December 31, 2007.

t) On December 19, 2007, the Company issued 1,344,205 unrestricted shares of common stock for accrued services of $48,720. These shares were issued in accordance with the Form S8 registration statements.

u) On December 28, 2007, the Company issued 2,777,778 restricted shares of common stock for accrued services of $100,000.

NOTE 8	LOANS TO UNRELATED PARTIES
Loans to unrelated parties are summarized as follows:
	2007	2006
	------------------------	----------------------
Shanxi Chunlan High Tech Development Ltd (Chunglan)	$219,340	$-

Beijing Hongkin Advertising Ltd (Hongkin)	124,147	-
	------------------------	-----------------------

	$343,487	$-
	=================	=================

Loans to Chunglan and Hongkin is unsesured, interest free and repayable within 12 months.
NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
	2007	2006
	-----------------------	---------------------
Rental deposits	$21,334	$15,949

Utility and other deposits	9,860	36,245
Advance to suppliers	82,337	-
Other receivable	1,449	-
	-----------------------	----------------------

	$114,980	$52,194
	=================	=================
NOTE 10	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	2007	2006
	----------------------	----------------------
Cost

Leasehold improvements	$-	$7,918
Furniture, fixture and equipment	4,695	9,694
Computers	6,923	-
Automobile	47,951	-
	-----------------------	-----------------------
	59,569	17,612
Accumulated depreciation	(10,824)	(2,523)
	-----------------------	-----------------------

	$48,745	$15,089
	=================	=================

NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock valued at $138,000. The shares were valued at the market price on the date of issuance.
NOTE 12	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
	2007	2006
	--------------------------	--------------------------
Accrued salaries and wages	$93,955	$13,606

Accrued interest	27,325	16,992
Accrued accounting, legal and consulting fee	25,191	92,293
Accrued office and related expenses	39,799	20,811
Accrued audit fee	20,000	-
Accrued others	16,578	30,631
Other payables	121,544	-
Deposit from customers	30,001	-
	--------------------------	--------------------------

	$374,393	$174,333
	===================	===================

NOTE 13	CONVERTIBLE DEBENTURES

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

On March 28, 2007, the Company issued US$75,000 Convertible Debenture pursuant to the DPA and as at December 31, 2007 a total of US$125,000 Convertible Debentures were issued and outstanding.

The debentures were discounted for the fair value of warrants, pursuant to APB 14 Accounting for "Convertible Debt and Debt Issued with Stock Purchase Warrants". The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. " The discount is being amortized over the life of the debentures. Through December 31, 2007, $57,258 was amortized and recorded as part of financing expenses.

For subsequent events of Convertible Debentures, please see NOTE 20 SUBSEQUENT EVENTS (unaudited) for details.

NOTE 14	SHORT-TERM DEBT

As of December 31, 2007, the Company has an outstanding short-term unsecured debt payable of $67,600 (2006: $67,600), with annual interest rate of 10%. This debt is due on September 30, 2008. The Company recorded accrued interest of $6,760 in 2007 (2006: $6,760).

NOTE 15	DUE TO DIRECTORS AND OFFICERS
The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $727,861 as of December 31, 2007 (2006 $362,186).

NOTE 16	LONG-TERM DEBTS
	2007	2006
	--------------------------	--------------------------
Shareholder Loan	$2,000,000	$-

Other Loan	23,600	-
	--------------------------	--------------------------

	$2,023,600	$-
	===================	===================
The shareholder loan of $2,000,000 is non-secured, accrued interest from November 25, 2007 at a rate of 8% per annum and payable on November 25, 2010.
The other loan is non-secured, accrued interest at 10% per annum and payable on March 31, 2009.
NOTE 17	SHARES ISSUED FOR PREPAID EXPENSES
	2007	2006
	--------------------------	--------------------------
Balance at January 1	$55,375	$-

Issue of shares for service during year	603,420	69,000
Less: service expensed during year	(365,394)	(13,625)
	--------------------------	--------------------------

Balance at December 31	$293,401	$55,375
	===================	===================
NOTE 18	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2007 and 2006, the Company paid the directors and its officers and their services companies a total remuneration of $289,512 and $341,000, respectively.

NOTE 19	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2007 and 2006, since the Company and its subsidiaries had significant net operating loss. In the year ended December 31, 2007 and 2006, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $1,728,032 and $1,515,743, respectively. Total net operating losses carry forward at December 31, 2007 and 2006, (i) for Federal and State purpose were $2,263,339 and $1,854,257, respectively and (ii) for its entities outside of the United States were $1,209,110 and $615,150, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2007 and 2006 was approximately $1,014,000 and $400,660, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:
	2007	2006
	-----------------------	-----------------------
Hong Kong statutory rate	17.5%	17.5%
Valuation allowance -Hong Kong rate	(17.5%)	(17.5%)
PRC China Enterprise Income Tax	33%	33%
Valuation allowance -PRC rate	(33%)	(33%)

	-----------------------	-----------------------
Provision for income tax	-	-
	=================	=================

NOTE 20	COMMITMENTS AND CONTINGENCIES
a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the year ended December 31, 2007 was $58,363 (2006:$58,927).

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

c)	On December 7, 2006, the Company has entered into an Equity Line of Credit Agreement to sell US$2,500,000 of common stock, as further described in Note 7 (C) above.

d)	The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received under the ELOC Agreement and the Debenture Purchase Agreement.
NOTE 21	SUBSEQUENT EVENTS (Unaudited)
On January 4, 2008, the Company issued 2,631,579 shares of common stock to extend the repayment date of the $50,000 Convertible Debenture to March 28, 2008.
On April 7, 2008, the Company paid off the two Convertible Debentures totaling $125,000 and the accrued interests of $14,198.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

On February 26, 2008, our Board of Directors elected to terminate our relationship with our independent registered public accounting firm, Kabani and Company, Inc., CPA, ("Kabani") and appointed the independent registered public accounting firm of Albert Wong Co., CPA, as our new auditors, effective on the same day.

No accountant's report issued by Kabani on the financial statements for either of 2006 and 2005 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the period that Kabani served as our independent registered public accounting firm and through the date of dismissal, we have not had any disagreements with Kabani on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

Effective February 26, 2008, we appointed Albert Wong Co., CPA. ("AWC"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted AWC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AWC provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted AWC on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-B).

ITEM 8A (T). CONTROLS AND PROCEDURES. -------------------------------------------------------------------
Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Con Unerkov, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Mr. Unerkov concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Con Unerkov, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION. ------------------------------------------------
None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON ----------------------------------------------------------------------------------------------------------------------------------

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:
NAME	AGE	POSITION
----------------------------------------------------------------------------------------------------------------------------------
Con UNERKOV	39	President, Chief Executive Officer, Chief Financial Officer and a director

Alex HO	53	Treasurer, secretary and a director

LUO Qiang	52	Director

ZHANG Guosheng	62	Director

----------------------------------------------------------------------------------------------------------------------------------

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

ALEX HO. Mr. Alex Ho has been our Treasurer, Secretary and one of our directors since September 15, 2005. Mr. Ho is also currently the Vice-Chairman of Pacific Assets Public Company Limited, a public company listed on the Stock Exchange of Thailand. Mr. Ho was the Chief Executive Officer of Pacific Assets Group from 1999 to 2005 when he was promoted to the Vice Chairman. The Pacific Assets Group is engaged in the business of hotel property investment and property management. From 1992 to 1999, Mr. Ho held the position of Management Director of Golden Holding Group, a Thailand based holding company whose subsidiaries provided travel service with China and Taiwan based corporations, operated transportation services, operated retail outlets for tourist related consumer products and property investment. Mr. Ho was a graduate from Operating Management of British Columbia Institute of Technology, Canada in 1978. Mr. Ho is not an officer or director of any reporting company.

LUO QIANG. Mr. Luo Qiang has been our director since June 23, 2006. Mr. Luo has held senior positions in the Government of Changsha, Hunan province for the past 20 years and he is now currently the Secretariat to the Changsha Goverment. Mr. Luo brings a wealth of experience and contacts in China commercial and regulatory sector. Mr. Luo is the Chairman of the Remuneration Committee. Mr. Luo is a graduate of Hunan University in China.

ZHANG GUOSHENG. Mr. Zhang Guosheng has been our director since June 23, 2006. Mr. Zhang graduated from Dongbei University of Finance Economics with a major in Finance. Mr. Zhang has been the Dean of Liaoning Financial College for the past 10 years. Mr. Zhang is currently an executive member of The Chinese Institute of Certified Public Accountants. Mr. Zhang brings a wealth of experience in corporate governance and, finance and accounting in Chin Mr. Zhang is the chairman of the Audit.

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

CODE OF ETHICS. We have adopted a corporate code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Conduct is published on our website at www.chinamediagroup.net . The Company shall disclose any substantive amendments to the Code of Ethics or any waivers from a provision of the code on its website at www.chinamediagroup.net or in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION. -----------------------------------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2007 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (6)	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($) (4)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
----------------------	-------	----------------	------------	---------	----------	---------------	------------------	---------------	--------------
Con Unerkov (1)	2007	120,000 (5)	-	-	-	-	-	-	120,000
	2006	120,000(5)	-	-	63,398	-	-	-	393,750

Alex Ho (2)	2007	96,000	-	-	-	-	-	-	96,000
	2006	96,000	-	-	63,398	-	-	-	369,750

Paul Scanlan (3)	2007	53,512 (5)	20,000	-	-	-	-	-	73,512
	2006	125,000 (5)	-	-	32,122	-	-	-	263,700
(1)

Mr. Con Unerkov is the President, CEO, CFO, and Director. In 2006, the aggregate number of option awards issued to Mr. Unerkov was 7,500,000 and he did not receive any stock options in 2007. The number of options awards outstanding to Mr. Unerkov at December 31, 2007 was 7,500,000.

(2)

Mr. Alex Ho is the Treasurer, Secretary, and Director. In 2006, the aggregate number of option awards issued to Mr. Ho was 7,500,000 and he did not receive any stock options in 2007. The number of options awards outstanding to Mr. Ho at December 31, 2007 was 7,500,000.

(3)

Mr. Paul Scanlan is the President of the Telecommunications and Mobile Computing Unit. In 2006, the aggregate number of option awards issued to Mr. Scanlan was 3,800,000 and he did not receive any stock options in 2007. There were no options awards outstanding to Mr. Scanlan at December 31, 2007. Mr. Scanlan left the employ for the Company in August 2007.

(4)	The assumptions used in valuating the option awards are disclosed in Note 5 to the 2006 financial statements.
(5)	Portion of the executive's salary was paid to his respective service company.
(6)	2007 figures represent the year ended December 31, 2007.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2007 and 2006.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	-----------------	------------------	----------------	--------------	-------------	----------------	-------------	---------------	---------------
Con Unerkov (1)	7,500,000(3)	-	-	0.0365	12/22/2009	-	-	-	-

Alex Ho (2)	7,500,000(3)	-	-	0.0365	12/22/2009	-	-	-	-

(1)	Mr. Con Unerkov is the President, CEO, CFO, and Director.
(2)	Mr. Alex Ho is the Treasurer, Secretary, and Director.
(3)	The stock options were granted on December 23, 2006 under the 2002 Stock Option Plan and expire on December 22, 2009. The stock options were vested immediately on the date of grant.

Director Compensation

Directors are not compensated for services as directors. Non-employee directors are reimbursed for reasonable travel and related expenses incurred in attending meetings of the board of directors and committee meetings.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
	---------------	----------	------------	------------------	-----------------	------------------	-------------
Zhang Guosheng(1)	-	-	-	-	-	-	-

Luo Qiang(2)	-	-	-	-	-	-	-
(1)	Mr. Zhang Guosheng is the Independent Non-Executive Director of the Company.
(2)	Mr. Luo Qiang is the Independent Non-Executive Director of the Company.

Employment Agreements

On October 28, 2005, the Company entered into an employment agreement with its current President and Chairman, Mr. Con Unerkov ("Unerkov Agreement") for two years commencing October 1, 2005, unless terminated by either party by giving 3 months notice. Pursuant to the Unerkov Agreement, Mr. Unerkov will receive a monthly salary at a rate to be agreed by the parties from time to time. In addition, Mr. Unerkov will receive an annual management bonus to be determined by the Board based on the operating results of the Company and performance of the executive provided that it does not exceed 8.8% of the net profit of the Company. The Company has agreed to pay Mr. Unerkov a salary of US$120,000 per annum. He did not receive any bonuses for 2006 and 2007 fiscal years. In May 2006 our Board of Directors approved an amendment to the Unerkov Agreement to permit Mr. Unerkov's management service company, Well Trade China Limited, to procure his services under the terms of the Unerkov Agreement. No other terms were amended. Mr. Unerkov is a member of Well Trade China Limited. The Unerkov Agreement was extended for another year to September 30, 2008.

On October 28, 2005, the Company entered into an employment agreement with its current Secretary, Mr. Alex Ho ("Ho Agreement") for two years commencing October 1, 2005, unless terminated by either party by giving 3 months notice. Pursuant to the Ho Agreement, Mr. Ho will receive a monthly salary at a rate to be agreed by the parties from time to time. In addition, Mr. Ho will receive an annual management bonus to be determined by the Board based on the operating results of the Company and performance of the executive provided that it does not exceed 8.8% of the net profit of the Company. The Company has agreed to pay Mr. Ho a salary of US$96,000 per annum. He did not receive any bonuses for 2006 and 2007 fiscal years. The Ho Agreement was extended for another year to September 30, 2008.

On January 30, 2006, the Company entered into an employment agreement with its current President of Telecommunications and Mobile Computing Unit, Mr. Paul Scanlan ("Scanlan Agreement") commencing on March 1, 2006, unless terminated by either party by giving 3 months notice. Pursuant to the Scanlan Agreement, Mr. Scanlan will receive a remuneration of $150,000 per annum of which $126,000 will be paid to his services company, Dolphine Investment Inc. Mr. Scanlan received a discretionary bonus of $20,000 in 2007 (2006: nil). Mr. Scanlan left the employ of the Company in August 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth information regarding shares of our common stock beneficially owned as of March 28, 2008 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership(2)
---------------------------	----------------------	----------------------	----------------------	----------------------	----------------------
Con Unerkov(3) (4)	32,619,863	7,500,000	-	40,119,863	7.55%

Alex Ho(3) (5)	32,482,876	7,500,000	-	39,982,876	7.52%

Zhang Guosheng(3)	-	-	-	-	-

Luo Qiang(3)	-	-	-	-	-
	----------------------	----------------------	----------------------	----------------------	----------------------
All officers and directors as a group (5 persons)	65,102,739	15,000,000	-	80,102,739	14.86%

Tailor-Made Capital Ltd.(7) of Museum Tower, 14 th Floor, 4 Berkowitz St., Tel Aviv 61180, Israel.	-	-	35,958,333	35,958,333	4.99%(9)

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	27.03%

Liu Kang (8), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	27.03%

Central High Limited (CHL), of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	23.85%

Lam Pui Kit (10), No.4, Dong Wen Chan Street, West City District, Beijing, China.	62,500,000	7,000,000	-	69,500,000	13.09%

Notes:
(1)

Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o China Media Group Corporation at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong.

(2)

For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 524,132,450 outstanding shares of our common stock and options, warrants, and convertible notes entitling the holders to purchase 15,000,000 additional shares of our Common Stock owned by officers and/or directors of the Company.

(3)	A director of Company.

(4)	Includes 31,250,000 shares of common stock held by CHL. Mr. Con Unerkov holds 25% shareholding of CHL.

(5)	Includes 31,250,000 shares of common stock held by CHL. Mr. Alex Ho holds 25% shareholding of CHL.

(6)	An officer of Company.

(7)	Messrs. Avner Stepak and Yonatan Malca are the individuals who have voting and dispositive control over the shares.

(8)	Includes 141,666,668 shares of common stock held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.

(9)

Includes 30,750,000 shares of common stock issuable upon exercise of warrants, which warrants prohibit their exercise if the holder's beneficial ownership of the Company's Common Stock would exceed 4.99%. Also includes 5,208,333 shares of common stock issuable upon conversion of convertible debentures subject to the same restrictions as the warrants.

(10)	Includes 62,500,000 shares of common stock held by CHL. Mr. Lam Pui Kit is a director and holds 50% shareholding of CHL.

Changes in Control We are unaware of any contract, or other arrangement or provisions, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS --------------------------------------------------------------------------------------------------------

Other than disclosed below or under the caption entitled "Executive Compensation and Other Matters", since the beginning of the Company's last fiscal year, the Company was not a participant in any transaction in which a director, officer or stockholder of the Company, or any family member of any such person, had a direct or indirect material interest where the amount involved exceeded $120,000.

The current directors of the Company, Con Unerkov and Alex Ho, advanced a total of $712,006 and $362,188, respectively, to the Company for the years ended December 31, 2007 and 2006, respectively. Such advances were non-interest bearing, unsecured and payable on demand.

The Company agreed to pay a monthly salary to its officers and directors for services performed. Compensation expenses of $289,512 and $341,000 have been recognized for services provided by the officers and directors and their service companies for the years ended December 31, 2007 and 2006, respectively.

On December 23, 2006, we entered into an agreement with certain officers and directors of the Company where they acquired a total of 3,972,602 Common Stock for $145,000, of which 1,369,863 shares were subscribed for US$50,000 by our director Mr. Con Unerkov, 1,232,876 shares were subscribed for US$45,000 by our director Mr. Alex Ho and 1,369,863 shares were subscribed for US$50,000 by Mr. Paul Scanlan, the then President of our Telecommunication and Mobile Computing Division.

On March 13, 2007 we entered into a Sales and Purchase Agreement to acquire all the issued and outstanding shares in Good World Investments Limited ("Good World") by the issuance of 125 million shares of Common Stock in the Company (the "Purchase Consideration") to Central High Limited. Good World owns 50% of Beijing Ren Ren, a company incorporated in China and is working with the Chinese Government on the benevolent project named "Great Wall of China Project". This project is to provide health education and health awareness in China and accordingly has the right to advertise in hospitals and districts in China. The Purchase Consideration was negotiated with reference to the BRR accounts and the underlying projects in BRR. Our directors, Messrs. Con Unerkov and Alex Ho each own 25% interests in, but are not directors or officers of, Central High Limited.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership and reports of changes in beneficial ownership. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such statements and reports furnished to us and written representations from certain reporting persons, we believe that our executive officers, directors and greater-than-10% stockholders were complied with the beneficial ownership reporting requirements of Section 16(a).

Exhibit Number	Description of Exhibit

2.1	Non-Blinding Agreement for Sale Purchase of shares of Cody Ventures Corporation. (1)
2.2	Sales and Purchase Agreement with Fleming Assets Limited for the distribution rights to M.A.G.I.C. Convergent Phone Device. (2)
2.3	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (3)
2.4	Stock Purchase Agreement with Central Star Holdings Limited. (4)
2.5	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (5)
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Amendment to Articles of Incorporation (7)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(15)
3.2	Bylaws (6)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (8)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (9)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (10)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (10)
4.5	Warrants to Purchase Common Stock (11)(12)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (11)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(11).
10.3	2002 Stock Option Plan (13)
10.4	2007 Stock Incentive Plan (14)
10.5	Second Amendment Agreement (16)
21.1	Subsidiaries of small business issuer.(15)
23.1*	Consent of Independent Auditors, Albert Wong and Company, CPA.
31*	Certification as required by Rule 13a-14(a)/15d-14(a).
32*	Certification as required by 18 U.S.C. Section 1350.
1.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on October 19, 2005.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 1, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006..
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
10.	Incorporated by reference to our Current Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
11.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
14.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
15.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
16.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. ------------------------------------------------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $36,500, of which $16,500 was to the prior auditor, and $37,000, of which $37,000 was to the prior auditor, respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 and 2006 were $8,500 and $0, respectively; all of the payments in 2007 were paid to the prior auditors.

TAX FEES. For the fiscal years ended December 31, 2007 and December 31, 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None

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
By:	/s/ Con Unerkov	April 14, 2008
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
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
Date: April 14, 2008

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
April 14, 2008