Form 10-Q
period 2008-03-31
China Media Group CORP
filed 2008-05-19
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 − Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

---------------------------------------------------------------------------
Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
----------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Texas	7310	32-003-4926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
1403 Wan Chai Commercial Center, 204 Johnston Road, Wanchai, Hong Kong	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208 (ext.222)
-------------------------------------------------
(Company's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [   ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [  ]     Accelerated Filer [  ]    Non-Accelerated Filer [X]     Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ]       No  [X]

The number of common equity shares outstanding as of May 10, 2008 was 524,132,450 shares of Common Stock, no par value.

FORWARD − LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may" , "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts ", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" , that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we" , "us", "our", "CHMD", "the Company" mean China Media Group Corporation and its subsidiaries unless otherwise indicated.

PART I
Item 1.	Condensed Consolidated Financial Statements

China Media Group Corporation
Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007
Condensed Consolidated Statements of Operations
     for the 3-month periods ended March 31, 2008 and 2007
Condensed Consolidated Statements of Stockholders' Equity / (Deficit)
     for the years ended December 31, 2007 and 2006, and
     for the 3-month periods ended March 31, 2008
Condensed Consolidated Statements of Cash Flows
     for the 3-month periods ended March 31, 2008 and 2007
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

		March 31,	December 31,
		2008	2007
		(Unaudited)	(Audited)
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		$57,625	$107,903
Accounts receivables		11,797	-
Loans to unrelated parties		357,330	343,487
Prepayments, deposit and other receivables	7	91,684	114,980
		---------------------	-----------------------
Total current assets		518,436	566,370
Non-current assets
Property and equipments, net		47,258	48,745
Advance payment for distribution rights		138,000	138,000
Goodwill		7,791,676	7,791,676
		---------------------	---------------------
		7,976,934	7,978,421
		---------------------	---------------------
		$8,495,370	$8,544,791
		============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		$44,415	$32,806
Other payables and accruals	8	441,418	374,393
Convertible debentures	9	125,000	107,258
Short term debt	10	67,600	67,600
Due to officer and directors	11	783,446	727,861
		---------------------	---------------------
Total current liabilities		1,461,879	1,309,918
		---------------------	---------------------
Long-term debts	12	2,023,600	2,023,600
Minority interest		182,417	187,804

Stockholders' equity
Common stock, no par value, 85,000,000,000 shares authorized, 524,132,450 (2007: 521,500,871) shares issued and outstanding	4 &5	7,428,902	7,428,902
Additional paid-in-capital		1,524,664	1,449,491

Shares issued for prepaid consulting services	13	(148,068)	(293,401)
Comprehensive income		35,488	20,766
Accumulated deficits		(4,013,512)	(3,582,289)
		---------------------	-----------------------
Total stockholders' equity		4,827,474	5,023,469
		---------------------	---------------------
		$8,495,370	$8,544,791
		============	=============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2008

			Additional				Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2006	343,940,812	162,170	-	-	-	(338,514)	(176,344)

Issuance of shares for distribution right	1,000,000	138,000	-	-	-	-	138,000

Issuance of shares and warrants for cash	833,333	170,000	80,000	-	-	-	250,000

Issuance of shares for services	3,000,000	69,000	-	-	(55,375)	-	13,625

Issuance of shares for commitment fee for equity line of credit agreement	12,500,000	237,500	-	-	-	-	237,500

Options granted	-	-	184,276	-	-	-	184,276

Issuance of warrants	-	-	312,660	-	-	-	312,660

Net loss	-	-	-	-	-	(1,515,743)	(1,515,743)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2006 and January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staffs	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture
	-	-	75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469
Amortization of issuance of shares for services expenses	-	-	-	-	145,333	-	145,333
Amortization of options granted	-	-	25,173	-	-	-	25,173
Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000
Comprehensive income	-	-	-	14,722	-	-	14,722
Net loss	-	-	-	-	-	(431,223)	(431,223)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at March 31, 2008	524,132,450	7,428,902	1,524,664	35,488	(148,068)	(4,013,512)	4,827,474
	=========	=======	========	=========	=======	========	=========

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three month periods ended March 31
	--------------------------------------------------------
	2008	2007
	-----------------	-----------------
	US$	US$

Net revenue	25,275	26,834

Cost of revenue	16,157	20,247
	-----------------	-----------------
Gross profit	9,118	6,587

Operating expenses:
Impairment of investment	-	243,000
Selling, general and administrative expenses	382,386	342,235
	-----------------	-----------------
Loss from operations before other expense	(373,268)	(578,648)

Other income / (expenses)
Interest income	37	-
Interest expenses	(63,379)	(3,513)
	-----------------	-----------------
Net loss before minority interests	(436,610)	(582,161)
Minority interest	5,387	-
	-----------------	-----------------
Net loss	(431,223)	(582,161)
	-----------------	-----------------
Other comprehensive income
Foreign currency translation gain	35,488	3,538

Comprehensive loss	(395,735)	(578,623)
	-----------------	-----------------

Basic and diluted loss per common share	$(0.00)	$(0.00)
	==========	==========
Basic and diluted weighted average number of common shares *	524,045,695	392,867,086
	==========	==========

* Basic and diluted weighted average number of shares is same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three month periods ended March 31
	-----------------------------------------------------------
	2008	2007
	-----------------	------------------
Cash flows from operating activities:	US$	US$
Net Loss	(431,223)	(582,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,035	789
Amortization of convertible debenture	17,742	-
Minority interest	(5,387)	-
Impairment in investment	-	243,000
Warrant expense	-	10,592
Option expenses for employee compensation	25,173	-
Common stock issuance for extension of repayment of convertible debenture	50,000	-
Common stock issuance for services	-	85,000
Issuance of common stock for prepaid expenses for services	145,333	(28,792)

(Increase)/decrease in assets:
Prepaid expenses, deposit and other receivables	9,453	(2,465)
Inventory		124
Accounts receivable	(11,797)	7
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	78,634	107,362
Due to related parties	55,585	166,201
	--------------------	-------------------
Net cash used in operating activities	(63,452)	(343)

Cash flows from investing activities:
Increase in investment	-	(53,000)
(Purchase) / Disposal of property and equipment	(1,548)	2,125
	--------------------	--------------------
Net cash used in investing activities	(1,548)	(50,875)
	--------------------	--------------------
Cash flows from financing activities:
Proceeds from issuance of debt	-	75,000
Acquisition of subsidiary, net of cash	-	26,671
	---------------------	---------------------
Net cash provided by financing activities	-	101,671
	---------------------	---------------------
Net increase in cash and cash equivalents	(65,000)	50,453

Effect of exchange rate changes on cash and cash equivalents	14,722	-
Cash and cash equivalents, beginning	107,903	63,039
	---------------------	---------------------
Cash and cash equivalents, ending	57,625	113,492
	============	============
Supplemental disclosure of cash flow information:
Interest paid	-	-
	============	============
Income taxes paid	-	-
	============	=============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	ORGANIZATION

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

The Company will be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries Ren Ren Media Group Limited and Good World Investments Limited, and a 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited. Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited were both acquired by the Group in March 2007.

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained in the Hong Kong dollars (HK) and in Renmenbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Hong Kong dollar and the Renmenbi as the functional currencies. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2008 and for the three months ended March 31, 2008, the comprehensive income was $14,722 and at the corresponding period in the prior year the comprehensive income was a loss of $3,538.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. Fin 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effectively for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial condition.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Recent Pronouncements (Continued)

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company's fiscal year beginning on October 1, 2008. The Company's management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, or SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2008, the Company has incurred an accumulated deficits totaling $4,013,512 and its total current liabilities exceed its total current assets by $943,443. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company has filed a registered statement to sell up to $2,500,000 of its common stock under an Equity Line of Credit Agreement ("ELOC"), which was declared effective by the SEC in May 2007. During 2007, the Company has sold $50,000 of its common stock under the ELOC agreement and still has US$2,450,000 remaining to be sold, under certain conditions, under the ELOC agreement. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell any of its common stocks under the ELOC Agreement or that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4	STOCKHOLDERS' EQUITY

Common Stock

In January 2008, the Company issued 2,631,579 shares of common stock pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.

Warrants

During the three months period ended March 31, 2008, the only movements in the warrants related to the issue of stock warrants in February 2006 when the Company issued stock warrants for 1,666,666 shares of common stock exercisable for a two year period to February 21, 2008 at an exercise price of $0.30 per share to Central Star Holdings Limited. The warrants expired on February 21, 2008.

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

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had 29,800,000 stock options outstanding as at March 31, 2008.

Following is a summary of the activities of the 2002 Stock Option Plan for the three months ended March 31, 2008:

Options outstanding
--------------------------------
Outstanding, December 31, 2007	29,800,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
--------------------------------
Outstanding, March 31, 2008	29,800,000
===================

Following is a summary of the status of options outstanding March 31, 2008:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	1.73	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	2.13	$0.0380	12,300,000	$0.00

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

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

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8. As of March 31, 2008, there were 32,588,700 shares underlying the stock options under the 2007 Stock Incentive Plan.

Warrants

Following is a summary of the warrant activity for the three months ended March 31, 2008:
Outstanding, December 31, 2007	32,944,442
Granted during the period	-
Forfeited during the period	1,666,666
Exercised during the period	-
------------------------
Outstanding, March 31, 2008	31,277,776
==============

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding Warrants			Exercisable Warrants
---------------------------------			------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.030	15,125,000	1.20	$0.030	15,125,000	$0 .00
$0.036	15,625,000	1.20	$0.036	15,625,000	$0 .00
$0.036	138,889	1.20	$0.036	138,889	$0 .00
$0.036	208,333	1.09	$0.036	208,333	$0 .00
$0.036	41,666	1.14	$0.036	41,666	$0 .00
$0.036	138,888	1.15	$0.036	138,888	$0 .00

Details of the warrants are specified in Note 6 (b), (c), (d), (h), and (o).

NOTE 6	STOCK PURCHASE AGREEMENTS

The significant Stock Purchase Agreements entered into by the Company during the past year are highlighted below.

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

As of March 31, 2008, the Company has only issued one million shares in respect of this agreement.

b) On or about February 13, 2006, the Company announced a Stock Purchase Agreement with Central Star Holdings Limited ("Central Star"). Under the agreement, Central Star will purchase 833,333 shares in the Company for $250,000 upon signing the agreement and thereafter purchasing an additional $1 million worth of stock of the Company in 4 equal tranches every 2 months over an 8 months period. Central Star is obliged to purchase the additional tranches provided that the share price of the 5 days prior to the relevant date is not below $0.33 per share. However if the share price is below $0.33 then Central Star still has the right, but not the obligation, to purchase the stock at $.30 per share. For every stock purchased, Central Star will be entitled to receive an option to purchase 2 additional shares in the Company at the same price that it paid for the shares subscribed over a one year period from the later date of the final payment of the last tranche to complete the $1 million additional stock purchase and February 21, 2007. The Company received $250,000 in February 2006. $80,000 was expensed for issuing the warrants. The stock warrants for 1,666,666 shares of Common Stock exercisable for a year period to February 21, 2008 expired on the date without any of the stock warrants being exercised.

NOTE 6	STOCK PURCHASE AGREEMENTS (Continued)

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

m) On September 19, 2007, we entered into a Financial Public Relation Agreement ("FPR Agreement") with a third party consultant to provide services for the Company. Pursuant to the FPR Agreement, the term of the Agreement shall be for 30 days commencing immediately after the date of execution. The Company issued to the consultant 180,000 shares of common stock as consideration pursuant to the FPR Agreement. The services were valued at fair market value of the common stock issued for $6,120.

NOTE 6	STOCK PURCHASE AGREEMENTS (Continued)

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

q) On October 30, 2007, we entered into a Advertising Agreement ("Agreement") with a third party consultant to provide services for the Company. Pursuant to the Agreement, The term of the Agreement shall be for 12 months commencing after the date of execution. The Company issued to the consultant 6,666,666 shares of common stock as a consideration of the Agreement. The services were valued at fair market value of the common stock issued for $240,000, of which $198,667 was prepaid service expense at December 31, 2007.

r) On November 26, 2007, the Company issued 1,000,000 unrestricted shares of common stock for accrued services of $36,000, of which $27,400 was prepaid service expenses at December 31, 2007. These shares were issued in accordance with the Form S8 registration statements.

s) On November 28, 2007, the Company entered into an agreement with a third party consultant to provide services for the Company and, in return, the Company issued 2,500,000 shares of Common Stock as compensation fee. The term of this agreement is for a period of 3 months commencing on December 3, 2007. The services were valued at fair market value of the common stock issued for $90,000, of which $61,000 was prepaid service expense at December 31, 2007.

t) On December 19, 2007, the Company issued 1,344,205 unrestricted shares of common stock for accrued services of $48,720. These shares were issued in accordance with the Form S8 registration statements.

u) On December 28, 2007, the Company issued 2,777,778 restricted shares of common stock for accrued services of $100,000.

v) During the three months ended March 31, 2008, in January 2008 the Company issued 2,631,579 shares pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.

NOTE 7	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables are summarized as follows:

	As of March 31, 2008	As of December 31, 2007
	--------------------------	----------------------
Rental deposits	$5,937	$21,334
Utility and other deposits	631	9,860
Advance to suppliers	82,513	82,337
Other receivables	2,603	1,449
	---------------------------	-----------------------

	$91,684	$114,980
	================	==============

NOTE 8	OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:
	As of March 31, 2008	As of December 31, 2007
	--------------------------	----------------------
Accrued salaries and wages	$104,248	$93,955
Accrued interest	72,730	27,325
Accrued accounting, audit, legal and consulting fee	59,661	45,191
Accrued office and related expenses	27,668	39,799
Accrued others	16,654	16,578
Other payables	100,516	121,544
Deposit from customers	59,941	30,001
	---------------------------	---------------------------
	$441,418	$374,393
	================	==============

NOTE 9	CONVERTIBLE DEBENTURE

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

On January 4, 2008, the Company issued 2,631,579 common stock as consideration to extend the repayment date of the $50,000 Convertible Debenture to March 28, 2008. These common stock were registered and declared effective by the Securities Exchange Commission on February 13, 2008.

On April 7, 2008, the Company paid the two Convertible Debentures totaling $125,000 and accrued interests of $14,198.

NOTE 10	SHORT-TERM DEBT

As of March 31, 2008, the Company has an outstanding short-term unsecured debt payable of $67,600, with annual interest rate of 10%.

NOTE 11	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $783,446 as of March 31, 2008.

NOTE 12	LONG TERM DEBTS

	March 31, 2008	December 31, 2007 2006
	--------------------------	----------------------
Shareholder Loan	$2,000,000	$2,000,000

Other Loan	23,600	23,600
	---------------------------	---------------------------

	$2,023,600	$2,023,600
	================	==============

The shareholder loan of $2,000,000 is non-secured, accrue interest from November 25, 2007 at a rate of 8% per annum and payable on November 25, 2010.

The other loan is unsecured, accrue interest at 10% per annum and payable on March 31, 2009.

The long term shareholder loan is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25 2007 and thereafter 8% per annum.

NOTE 13	SHARES ISSUED FOR PREPAID EXPENSES

	Three months ended March 31, 2008	Year ended December 31, 2007
	--------------------------	----------------------
Balance at the beginning of period	$293,401	$55,375

Issue of shares for service during period	-	603,420
Less: service expensed during period	(145,333)	(365,394)
	---------------------------	---------------------------

Balance at the end of period	$148,068	$293,401
	================	==============

NOTE 14	RELATED COMPANY TRANSACTIONS

There were no transactions with related parties for the three months ended March 31, 2008 and year ended December 31, 2007 other than as noted below.

The Company agreed to pay directors and officers a monthly salary for services performed. During the three months period ended March 31, 2008 and year ended December 31, 2007, the Company paid the directors and its officers and their services companies a total remuneration of $54,000 and $91,500, respectively.

NOTE 15	COMMITMENTS AND CONTINGENCIES

a)

The Company leases office premises for its operations in United States, Hong Kong and China under operating leases. Rental expenses under operating lease for the year ended March 31, 2008 was $10,000 (for three months ended March 31, 2007 :$18,341).

Future minimum rental payments under non-cancellable operating leases for the year ended December 31, 2008 is $10,211.

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

c)	On December 7, 2006, the Company has entered into an Equity Line of Credit Agreement to sell US$2,500,000 of common stock, as further described in Note 6 (C) above.

d)	The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received under the ELOC Agreement and the Debenture Purchase Agreement.

e)

On or about May 7, 2008, the Company received a correspondence from a law firm regarding complaints on some transmission of unsolicited facsimile allegedly from the Company in 2006, and advised of potential litigation. The Company has never sent or authorized any unsolicited facsimile transmission, and the Company has taken every possible effort to distance from these unauthorized transmission. The Company firmly believes that the complaint is frivolous and without basis, and is consulting with its solicitor. The Company would vigorously defend any such legal action if pursued.

NOTE 16	SUBSEQUENT EVENTS (Unaudited)

On April 7, 2008, the Company paid the two Convertible Debentures totaling $125,000 and the accrued interests of $14,198.

NOTE 17	BUSINESS COMBINATIONS

Sale and Purchase Agreement between the Company and Central High Limited

On March 13, 2007, the Company entered into a Sales and Purchase agreement (the "Purchase Agreement") to acquire 100% of the issued and outstanding shares of Good World Investments Limited ("Good World") from Central High Limited.

The consideration for the acquisition is 125,000,000 shares of the Company's common stock valued at $6,000,000 based upon the market value of shares as it traded on the Over-the-Counter Bulletin Board (OTCBB) at the date of acquisition . Our directors, Messrs. Con Unerkov and Alex Ho, each own 25% interests in Central High Limited. Good World, an investment holding company, owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited (the "BRR"). BRR is a company incorporated in the People's Republic of China, and is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to promote health education and health awareness to China.

The purchase price was allocated as follows:

Cash	$26,671
Current assets	416,378
Current liabilities	(30,008)
Property, plant and equipment	7,471
Intangible assets	7,791,676
Long-term loan	(2,000,000)
Minority interests	(212,188)
Purchase price	$6,000,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Overview

DESCRIPTION OF BUSINESS.

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

OUR BUSINESS. Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this the Company established 5 strategic business units being "Television", "Advertising" "Print" "Telecommunications and Mobile Computing" and "Products and Services".

In March 2007, we acquired the entire issued share capital of Good World Investments Limited ("Great World") which owns 50% of Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren"). Good World is an investment holding company and Beijing Ren Ren is in the business of advertising in promoting health education and health awareness in China under the program Great Wall of China Project as further described below.

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

In summary, the update of some of the events are as follows:

Advertising Unit

On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited which has since become our subsidiary company. Beijing Ren Ren had obtained approval for signs in Chao Yuan District in Beijing. However, with the upcoming Olympics, the Beijing Government has banned all outdoor signs until after the Olympics. Therefore no revenue will be obtained from outdoor media advertising until in Q4 2008 or 2009. In the meantime we will focus our attention away from Beijing and other Olympic cities that have similar government restrictions, and concentrate on second tier cities on district signs for the health promotion and awareness campaigns. During the period, the Company has earned $8,348 in relation to advertising services.

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

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales in the coming months. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the initial prototype unit in May 2006 and have completed conducting compliance, functional, stability, load and usability testing on the device. In May 2008, the Company has received the final prototype, and expects to start the commercial sale of the M.A.G.I.C. convergent devices in Q3 of this year. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

The Company has commenced selling mobile devices through certain distribution channels in Hong Kong in advance of selling the MAGIC device. The Company has earned revenue of $5,137 during this period on selling mobile devices.

Print Unit

On or about January 13, 2007, the Company acquired 18% interests in Guangzhou Waho Culture Co., Ltd. ("Waho"), a company in the business of online advertising with specifically a contract to do the print and online edition of Yellow Pages for Guangdong Province for China Tietong Communications Co., Ltd., one of the licensed telecommunications carriers in China. We will actively monitor this investment and will hold discussions with management to determine if certain collaboration between Waho's online portal with our advertising and technology platforms. We have written off this investment in the accounts, but we are still actively working on this investment to bring the project into our Group. At the date of this report, we have generated $11,790 revenue for printing services from the publishing the 2008 China Tietong Guangdong Yellow Pages.

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

We have cash and cash equivalents of $57,625 as of March 31, 2008; a decrease from the previous period end of December 31, 2007. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intends to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit but has received $125,000 under the Debenture Purchase Agreement. Furthermore the private equity firm has exercised US$15,000 in warrants. In April 2008, the Company repaid the $125,000 Convertible Debenture.

The Company will try to sell the remaining $2,450,000 shares of common stock under the ELOC Agreement, subject to certain conditions. Management intents intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary, with a view to implementing our business plan and building a revenue base. We plan to use the proceeds of such financings to provide working capital to our operations and increase our capital expenditure for marketing and working with our co-operative partners. There can be no assurances that sufficient financing will be available on terms acceptable to us or at all. Our forecast for the period for which financial resources will be needed to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Over the course of the next two years, subject to available resources, we propose to build up our advertising presences to over 5 regional offices in China. Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition and through cooperation agreements and otherwise, subject to available funding. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Results of operation.

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTH PERIODS ENDED MARCH 31, 2007.

REVENUES.

For the three months period ended March 31, 2008, the Group has realized revenue of $25,275 and a cost of revenue of $16,157, achieving a gross profit of $9,118. For the three months period ended March 31, 2007, the Group has realized revenue of $26,834 and a cost of revenue of $20,247, achieving a gross profit of $6,587. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended March 31, 2008, our gross profit was $9,118 and our total operating expenses were $382,386, all of which were selling, general and administrative expenses. We also had $37 in interest income, $63,379 in interest expenses and loss attributable to minority interests of $5,387, so that the net loss to our shareholders for the three month period ended March 31, 2008 was $431,223. This is in comparison to the same period ended March 31, 2007, where our gross profit was $6,587 and our total operating expenses were $342,235, all of which were selling, general and administrative expenses. We also had $3,513 in interest expenses and $243,000 in impairment in investment, so that the net loss to our shareholders for the three month period ended March 31, 2007 was $582,161.

Liquidity and Capital Resources

As at March 31, 2008, the Company had cash and cash equivalents totaling $57,625, other current assets of $460,811 and non-current assets totaling $7,976,934 which were represented by $47,258 in fixed assets, $138,000 in distribution rights and $7,791,676 in goodwill. The total assets of the Company were $8,495,370 as of March 31, 2008. We also had current liabilities of $1,461,879 which were represented by $44,415 in accounts payable, $441,418 in accruals, $67,600 in short term debt, $783,446 due to related parties and $125,000 in convertible debenture as of March 31, 2008. We also had $2,023,600 in long-term shareholders loan and $182,417 in minority interests as of March 31, 2008, making our total liabilities $3,667,896

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to sell its Common Stock under the ELOC agreement for $2,450,000 and to raise additional capital in order to continue to operate in fiscal 2008.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2008 the Company incurred net losses of $431,223 and has accumulated losses of $4,013,512 as at March 31, 2008. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements. The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and Qualitative Disclosures about Market Risk:

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)

On January 4, 2008 the Company entered into a Second Amendment Agreement (the "SAA") with Tailor-Made Capital Ltd. ("TMC") to amend and restate the repayment terms of the First Tranche Debenture under the Debenture Purchase Agreement, which the parties entered into on or about December 7, 2006. Pursuant to the SAA, both parties agree to:-

*	postpone the repayment of the First Tranche Debenture (interest and principal amount) from December 20, 2007 to March 28, 2008; and

*	issue 2,631,579 restricted shares to TMC as consideration for the postponement of the repayment of the First Tranche Debenture.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Non-Blinding Agreement for Sale Purchase of shares of Cody Ventures Corporation. (1)
2.2	Sales and Purchase Agreement with Fleming Assets Limited for the distribution rights to M.A.G.I.C. Convergent Phone Device. (2)
2.3	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (3)
2.4	Stock Purchase Agreement with Central Star Holdings Limited. (4)
2.5	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (5)
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Amendment to Articles of Incorporation (7)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(15)
3.2	Bylaws (6)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (8)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (9)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (10)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (10)
4.5	Warrants to Purchase Common Stock (11)(12)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (11)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(11).
10.3	2002 Stock Option Plan (13)
10.4	2007 Stock Incentive Plan (14)
10.5	Second Amendment Agreement (16)
21.1	Subsidiaries of small business issuer.(15)
31*	Certification as required by Rule 13a-14(a)/15d-14(a).
32*	Certification as required by 18 U.S.C. Section 1350.

1.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on October 19, 2005.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 1, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006..
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
10.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
11.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
14.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
15.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
16.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.

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

By:	/s/ Con Unerkov	May 19, 2008
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
President, CFO, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Con Unerkov, certify that:

1. I have reviewed this annual report on Form 10-Q of China Media Group Corporation;

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

Date: May 19, 2008

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the year ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 19, 2008