Form 10-Q
period 2008-06-30
China Media Group CORP
filed 2008-08-15
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes [ x ]      No [    ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,"accelerated filer"and"small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [    ] Accelerated Filer [    ] Non-Accelerated Filer [    ]  Smaller Reporting Company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ]      No [    ]

The number of common equity shares outstanding as of August 8, 2008 was 534,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations

for the 3-months and 6-months periods ended June 30, 2008 and 2007

Condensed Consolidated Statements of Stockholders' Equity / (Deficit)

for the years ended December 31, 2007 and 2006, and

for the 6-months periods ended June 30, 2008

Condensed Consolidated Statements of Cash Flows

for the 6-months periods ended June 30, 2008 and 2007

Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
		June 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		$52,166	$107,903
Accounts receivables		11,774	-
Loans to unrelated parties		365,295	343,487
Prepayments, deposit and other receivables	7	91,718	114,980
		---------------------	-----------------------
Total current assets		520,953	566,370

Non-current assets
Property and equipments, net		44,913	48,745
Advance payment for distribution rights		138,000	138,000
Goodwill		7,791,676	7,791,676
		---------------------	---------------------
		7,974,589	7,978,421
		---------------------	---------------------
		$8,495,542	$8,544,791
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		$30,952	$32,806
Other payables and accruals	8	509,388	374,393
Convertible debentures	9	-	107,258
Short term debt	10	91,200	67,600
Due to directors and officers	11	1,010,118	727,861
		---------------------	---------------------
Total current liabilities		1,641,658	1,309,918
		---------------------	---------------------
Long-term debts	12	2,000,000	2,023,600
Minority interest		176,084	187,804

Stockholders' equity
Common stock, no par value, 85,000,000,000 shares authorized, 524,132,450 (2007: 521,500,871) shares issued and outstanding	4 &5	7,428,902	7,428,902
Additional paid-in-capital		1,549,837	1,449,491

Shares issued for prepaid consulting services	13	(78,668)	(293,401)
Comprehensive income		46,712	20,766
Accumulated deficits		(4,268,983)	(3,582,289)
		---------------------	-----------------------
Total stockholders' equity		4,677,800	5,023,469
		---------------------	---------------------
		$8,495,542	$8,544,791
		============	=============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

	Three months periods Ended June 30		Six months periods Ended June 30
	------------------------------------------------		------------------------------------------------
	2008	2007	2008	2007
	-----------------	-----------------	-----------------	-----------------
	US$	US$	US$	US$

Net revenue	26,126	34,467	51,401	61,301

Cost of revenue	11,803	23,142	27,960	43,389
	-----------------	-----------------	----------------	-----------------
Gross profit	14,323	11,325	23,441	17,912

Operating expenses:
Impairment of investment	-	-	-	243,000
Selling, general and administrative expenses	233,603	339,888	615,989	685,662
	-----------------	-----------------	-----------------	-----------------
Loss from operations before other expense	(219,280)	(328,563)	(592,548)	(910,750)

Other income / (expenses)
Interest income	-	-	37	-
Interest expenses	(42,524)	(24,950)	(105,903)	(28,463)
	-----------------	-----------------	-----------------	--------------
Net loss before minority interests	(261,804)	(353,513)	(698,414)	(939,213)
Minority interest	6,333	4,532	11,720	4,532
	-----------------	-----------------	-----------------	--------------
Net loss	(255,471)	(348,981)	(686,694)	(934,681)
	-----------------	-----------------	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	11,224	2,208	25,946	5,746
	-----------------	-----------------	-----------------	--------------
Comprehensive loss	(244,247)	(346,773)	(660,748)	(928,935)
	==========	==========	=========	=========

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	==========	==========	=========	=========
Basic and diluted weighted average number of common shares *	524,132,450	497,337,381	524,089,072	445,390,825
	==========	==========	=========	=========

* Basic and diluted weighted average number of shares is same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2008

	Common stock		Additional				'Total
	--------------------------		paid-in	Comprehensive	Prepaid	Accumulated	stockholders
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2006	343,940,812	162,170	-	-	-	(338,514)	(176,344)

Issuance of shares for distribution right	1,000,000	138,000	-	-	-	-	138,000

Issuance of shares and warrants for cash	833,333	170,000	80,000	-	-	-	250,000

Issuance of shares for services	3,000,000	69,000	-	-	(55,375)	-	13,625

Issuance of shares for commitment fee for equity line of credit agreement	12,500,000	237,500	-	-	-	-	237,500

Options granted	-	-	184,276	-	-	-	184,276

Issuance of warrants	-	-	312,660	-	-	-	312,660

Net loss	-	-	-	-	-	(1,515,743)	(1,515,743)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2006 and January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staffs	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture	-	-	75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469
Amortization of issuance of shares for services expenses	-	-	-	-	214,733	-	214,733
Amortization of options granted	-	-	50,346	-	-	-	50,346
Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000
Comprehensive income	-	-	-	25,946	-	-	25,946
Net loss	-	-	-	-	-	(686,694)	(686,694)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at June 30, 2008	524,132,450	7,428,902	1,549,837	46,712	(78,668)	(4,268,983)	4,677,800
	=========	=======	========	=========	=======	========	=========

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007
	Six months periods ended June 30
	-----------------------------------------------------
	2008	2007
	-----------------	------------------
Cash flows from operating activities:	US$	US$
Net Loss	(686,694)	(934,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,082	4,335
Amortization of convertible debentures	17,742	19,758
Minority interest	(11,720)	(4,532)
Write off fixed assets	-	3,253
Write off goodwill	-	1,589
Impairment in investment	-	243,000
Option expenses for employee compensation	50,346	-
Common stock issuance for extension of repayment of convertible debenture	50,000	-
Common stock issuance for employees	-	97,349
Common stock issuance for services	-	132,876
Issuance of option for employees compensation		22,454
Issuance of common stock for prepaid expenses for services	214,733	-
(Increase)/decrease in assets:
Prepaid expenses, deposit and other receivables	1,454	(12,337)
Loan receivable	-	87,214
Due from a director of s subsidiary	-	(20,260)
Accounts receivable	(11,774)	(10,673)
Increase in liabilities:
Accounts payable and accrued expenses	133,141	115,855
Due to related parties	282,257	285,795
	--------------------	-------------------
Net cash used in operating activities	45,567	(30,995)
	--------------------	-------------------
Cash flows from investing activities:
Increase in investment	-	(53,000)
Purchase of property and equipment	(2,250)	(49,079)
	--------------------	--------------------
Net cash used in investing activities	(2,250)	(102,079)
	--------------------	--------------------
Cash flows from financing activities:
Proceeds from issuance of debt	-	75,000
Acquisition of subsidiary, net of cash	-	26,671
Repayment of convertible debentures	(125,000)	-
	---------------------	---------------------
Net cash provided by financing activities	(125,000)	101,671
	---------------------	---------------------
Net (decrease) / increase in cash and cash equivalents	(81,683)	30,587

Effect of exchange rate changes on cash and cash equivalents	25,946	5,746
Cash and cash equivalents, beginning	107,903	63,039
	---------------------	---------------------
Cash and cash equivalents, ending	52,166	99,372
	============	============
Supplemental disclosure of cash flow information:
Interest paid	-	-
	============	============
Income taxes paid	-	-
	============	============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	ORGANIZATION

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for completing the consolidated financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2007 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained in the Hong Kong dollars (HK) and in Renmenbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Hong Kong dollar and the Renmenbi as the functional currencies. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2008, the accumulated comprehensive income was $46,712. For the six months ended June 30, 2008, the comprehensive income was $25,946 and at the corresponding period in the prior year the comprehensive income was a loss of $5,746.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Recent Pronouncements (Continued)

FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement on its financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2008, the Company has incurred an accumulated deficits totaling $4,268,983 and its total current liabilities exceed its total current assets by $1,120,705. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company has filed a registered statement to sell up to $2,500,000 of its common stock under an Equity Line of Credit Agreement ("ELOC"), which was declared effective by the SEC in May 2007. During 2007, the Company has sold $50,000 of its common stock under the ELOC agreement and in August 2008 the Company terminated the ELOC agreement except for the Stock Warrants under the ELOC Agreement. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell any of its Stock Warrants or that sufficient financing will be available on terms acceptable to the Company or at all.

NOTE 4	STOCKHOLDERS' EQUITY

Common Stock

In January 2008, the Company issued 2,631,579 shares of common stock pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.
After the balance sheet date on August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.

Warrants

There were no movements in the warrants during the three months ended June 30, 2008. During the six months period ended June 30, 2008, the only movements in the warrants related to the issue of stock warrants in February 2006 when the Company issued stock warrants for 1,666,666 shares of common stock exercisable for a two year period to February 21, 2008 at an exercise price of $0.30 per share to Central Star Holdings Limited. The warrants expired on February 21, 2008.

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

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had 29,800,000 stock options outstanding as at June 30, 2008.

Following is a summary of the activities of the 2002 Stock Option Plan for the six months ended June 30, 2008:
Options outstanding
--------------------------------
Outstanding, December 31, 2007	29,800,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
--------------------------------
Outstanding, June 30, 2008	29,800,000
===================
Following is a summary of the status of options outstanding June 30, 2008:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	1.48	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	1.88	$0.0380	12,300,000	$0.00

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Stock Options (Continued)
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The outstanding 17,500,000 stock options granted on December 23, 2006:

Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0

ii) The outstanding 12,300,000 stock options granted on May 18, 2007:

Grant date:	5/18/2007
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	139%
Expected dividend yield	0

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had not issued any stock options under this plan since inception to June 30, 2008.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8. As of June 30, 2008, there were 32,588,700 shares underlying the stock options under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity for the three months ended June 30, 2008:
Outstanding, December 31, 2007	32,944,442
Granted during the period	-
Forfeited during the period	1,666,666
Exercised during the period	-
------------------------
Outstanding, June 30, 2008	31,277,776
==============

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Warrants (Continued)

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
---------------------------------			------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.030	15,125,000	0.95	$0.030	15,125,000	$0 .00
$0.036	15,625,000	0.95	$0.036	15,625,000	$0 .00
$0.036	138,889	0.95	$0.036	138,889	$0 .00
$0.036	208,333	0.84	$0.036	208,333	$0 .00
$0.036	41,666	0.89	$0.036	41,666	$0 .00
$0.036	138,888	0.90	$0.036	138,888	$0 .00
Details of the warrants are specified in Note 6 (b), (c), (d), (h), and (o).

NOTE 6	STOCK PURCHASE AGREEMENTS

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

a) On or about January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

1. Within one month of signing the agreement, one million shares of the Company;

2. Within one month of receiving the prototype devices, one million shares of the Company;

3. Within one month of receiving the product from commercial production, two million shares of the Company; and

4. A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

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

c) On or about December 7, 2006 the Company entered into an Equity Line of Credit Agreement ("ELOC") with Tailor-Made Capital Limited ("TMC"). Pursuant to Equity Line of Credit Agreement, the Company may at its sole discretion, periodically sell to TMC common stock for a total purchase price of up to US$2,500,000 during the two year period commencing on the effective date of the registration statement but not later than three years from the date of the ELOC. The amount of each advance is subject to a maximum amount of US$250,000, and the Company may not submit an advance within 5 trading days of a prior notice of an advance. For each common stock purchased under the ELOC, TMC will pay between 90-100% of the volume weighted average price of our common stock quoted on the Over-the-Counter Bulletin Board for the 5 days immediately preceding the notice date. As part of this agreement, the Company issued to TMC 12,500,000 common stock as commitment fee and stock warrants for a total of 31,250,000 shares of common stock. The warrants expire on May 7, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit and in August 2008, the ELOC Agreement was terminated. Furthermore on the date of this report, TMC has exercised 500,000 stock warrants as per Note 6 (o) below.

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

q) On October 30, 2007, we entered into an Advertising Agreement ("Agreement") with a third party consultant to provide services for the Company. Pursuant to the Agreement, The term of the Agreement shall be for 12 months commencing after the date of execution. The Company issued to the consultant 6,666,666 shares of common stock as a consideration of the Agreement. The services were valued at fair market value of the common stock issued for $240,000, of which $198,667 was prepaid service expense at December 31, 2007.

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
v) In January 2008 the Company issued 2,631,579 shares pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.
w) After the balance sheet date on August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
NOTE 7	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
	As of June 30, 2008	As of December 31, 2007
	--------------------------	-------------------------------
Rental deposits	$5,925	$21,334
Utility and other deposits	631	9,860
Advance to suppliers	77,806	82,337
Other receivables	7,356	1,449
	---------------------------	-------------------------------

	$91,718	$114,980
	================	==================

NOTE 8	OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:
	As of June 30, 2008	As of December 31, 2007
	----------------------------	-------------------------------
Accrued salaries and wages	$97,497	$93,955
Accrued interest	101,004	27,325
Accrued accounting, audit, legal and consulting fee	74,207	45,191
Accrued office and related expenses	56,562	39,799
Accrued others	4,018	16,578
Other payables	156,569	121,544
Deposit from customers	19,531	30,001
	---------------------------	---------------------------
	$509,388	$374,393
	================	================

NOTE 9	CONVERTIBLE DEBENTURES

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

As of June 30, 2008, the Company has an outstanding short-term unsecured debt payable of $91,200, with annual interest rate of 10%.

NOTE 11	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $1,010,118 as of June 30, 2008.

NOTE 12	LONG TERM DEBTS
	June 30, 2008	December 31, 2007
	--------------------------	----------------------
Shareholder Loan	$2,000,000	$2,000,000

Other Loan	-	23,600
	---------------------------	---------------------------

	$2,000,000	$2,023,600
	================	==============
The other loan is unsecured, accrue interest at 10% per annum and payable on March 31, 2009.

The long term shareholder loan of $2,000,000 is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25 2007 and thereafter 8% per annum.

NOTE 13	SHARES ISSUED FOR PREPAID EXPENSES
	Six months ended June 30, 2008	Year ended December 31, 2007
	--------------------------	----------------------
Balance at the beginning of period	$293,401	$55,375

Issue of shares for service during period	-	603,420
Less: service expensed during period	(214,733)	(365,394)
	---------------------------	---------------------------

Balance at the end of period	$78,668	$293,401
	================	==============

NOTE 14	RELATED PARTIES TRANSACTIONS
There were no transactions with related parties for the three months and six months ended June 30, 2008 and year ended December 31, 2007 other than as noted below.

The Company agreed to pay directors and officers a monthly salary and consultation fee for services performed. During the three and six months periods ended June 30, 2008, the Company paid the directors and its officers and their services companies a total remuneration of $54,000(three months ended June 30, 2007 $118,515), and $108,000 (six months ended June 30, 2007 $210,015) respectively.

NOTE 15	COMMITMENTS AND CONTINGENCIES
a)

The Company leases office premises for its operations in United States, Hong Kong and China under operating leases. Rental expenses under operating lease for the three months ended June 30, 2008 was $7,759 (for three months ended March 31, 2007 :$18,341).

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

c)

The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received as a result of any exercise of stock warrants issued pursuant to the ELOC Agreement.

d)

On or about May 7, 2008, the Company received a correspondence from a law firm regarding complaints on some transmission of unsolicited facsimile allegedly from the Company in 2006, and advised of potential litigation. The Company has never sent or authorized any unsolicited facsimile transmission, and the Company has taken every possible effort to distance from these unauthorized transmission. The Company firmly believes that the complaint is frivolous and without. basis, and is consulting with its solicitor. The Company would vigorously defend any such legal action if pursued.

NOTE 16	SUBSEQUENT EVENTS (Unaudited)
After the balance sheet date on August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.

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

The purchase price was allocated as follows:

Cash	$26,671
Current assets	416,378
Current liabilities	(30,008)
Property, plant and equipment	7,471
Intangible assets	7,791,676
Long-term loan	(2,000,000)
Minority interests	(212,188)
Purchase price	$6,000,000

Item 2.	Management' s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

OUR BUSINESS. Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this the Company established 5 strategic business units being "Television", "Advertising" "Print" "Telecommunications and Mobile Computing" and"Products and Services" .

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

In summary, the update of some of the events are as follows:

Advertising Unit

On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited which has since become our subsidiary company. Beijing Ren Ren had obtained approval for signs in Chao Yuan District in Beijing. However, with the upcoming Olympics, the Beijing Government has banned all outdoor signs until after the Olympics. Therefore no revenue will be obtained from outdoor media advertising until in Q4 2008 or 2009. In the meantime we will focus our attention away from Beijing and other Olympic cities that have similar government restrictions, and concentrate on second tier cities on district signs for the health promotion and awareness campaigns. During the period, the Company has earned $21,126 in relation to advertising services.

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

The Company has commenced selling mobile devices through certain distribution channels in Hong Kong in advance of selling the MAGIC device. For this year the Group has earned $5,137 on selling mobile devices but did not make any revenue for this quarter due to unfavorable market condition in mobile devices.

Print Unit

On or about January 13, 2007, the Company acquired 18% interests in Guangzhou Waho Culture Co., Ltd. ("Waho"), a company in the business of online advertising with specifically a contract to do the print and online edition of Yellow Pages for Guangdong Province for China Tietong Communications Co., Ltd., one of the licensed telecommunications carriers in China. We will actively monitor this investment and will hold discussions with management to determine if certain collaboration between Waho's online portal with our advertising and technology platforms. We have written off this investment in the accounts, but we are still actively working on this investment to bring the project into our Group. For this fiscal year, we have generated $11,790 revenue for printing services from the publishing the 2008 China Tietong Guangdong Yellow Pages. We did not generate any revenue from the printing unit in this quarter.

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

I
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

We have cash and cash equivalents of $52,166 as of June 30, 2008; a decrease from the previous period end of December 31, 2007. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intends to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit but has received $125,000 under the Debenture Purchase Agreement. Furthermore the private equity firm has exercised US$15,000 in warrants. In April 2008, the Company repaid the $125,000 Convertible Debenture. In August 2008, the Company terminated the ELOC agreement except for the stock warrants issued pursuant to the ELOC Agreement.

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

Results of operation.
FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2007.

REVENUES.

For the three months period ended June 30, 2008, the Group has realized revenue of $26,126 and a cost of revenue of $11,803, achieving a gross profit of $14,323. For the three months period ended June 30, 2007, the Group has realized revenue of $34,467 and a cost of revenue of $23,142, achieving a gross profit of $11,325. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the six months period ended June 30, 2008, the Group has realized revenue of $51,401 and a cost of revenue of $27,960, achieving a gross profit of $23,441. For the six months period ended June 30, 2007, the Group has realized revenue of $61,301 and a cost of revenue of $43,389, achieving a gross profit of $17,912. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended June 30, 2008, our gross profit was $14,323 and our total operating expenses were $233,603, all of which were selling, general and administrative expenses. We also had $42,524 in interest expenses and loss attributable to minority interests of $6,333, so that the net loss to our shareholders for the three months period ended June 30, 2008 was $255,471. This is in comparison to the same period ended June 30, 2007, where our gross profit was $11,325 and our total operating expenses were $339,888, all of which were selling, general and administrative expenses. We also had $24,950 in interest expenses and loss attributable to minority interests of $4,532, so that the net loss to our shareholders for the three months period ended June 30, 2007 was $348,981.

For the six month period ended June 30, 2008, our gross profit was $23,441 and our total operating expenses were $615,989, all of which were selling, general and administrative expenses. We also had $37 in interest income, $105,903 in interest expenses and loss attributable to minority interests of $11,720, so that the net loss to our shareholders for the six months period ended June 30, 2008 was $686,694. This is in comparison to the same period ended June 30, 2007, where our gross profit was $17,912 and our total operating expenses were $685,662, all of which were selling, general and administrative expenses. We also had $28,463 in interest expenses, $243,000 in impairment in investment and loss attributable to minority interest of $4,532, so that the net loss to our shareholders for the six months period ended June 30, 2007 was $934,681.

Liquidity and Capital Resources

As at June 30, 2008, the Company had cash and cash equivalents totaling $52,166, other current assets of $468,787 and non-current assets totaling $7,974,589 which were represented by $44,913 in fixed assets, $138,000 in distribution rights and $7,791,676 in goodwill. The total assets of the Company were $8,495,542 as of June 30, 2008. We also had current liabilities of $1,641,658 which were represented by $30,952 in accounts payable, $509,388 in accruals, $91,200 in short term debt, $1,010,118 due to related parties as of June 30, 2008. We also had $2,000,000 in long-term shareholders loan and $176,084 in minority interests as of June 30, 2008, making our total liabilities $3,817,742

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2008.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended June 30, 2008 the Company incurred net losses of $255,471 and has accumulated losses of $4,268,983 as at June 30, 2008. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements. The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our " disclosure controls and procedures"(as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Non-Blinding Agreement for Sale Purchase of shares of Cody Ventures Corporation. (1)
2.2	Sales and Purchase Agreement with Fleming Assets Limited for the distribution rights to M.A.G.I.C. Convergent Phone Device. (2)
2.3	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (3)
2.4	Stock Purchase Agreement with Central Star Holdings Limited. (4)
2.5	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (5)
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Amendment to Articles of Incorporation (7)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(15)
3.2	Bylaws (6)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (8)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (9)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (10)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (10)
4.5	Warrants to Purchase Common Stock (11)(12)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (11)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(11).
10.3	2002 Stock Option Plan (13)
10.4	2007 Stock Incentive Plan (14)
10.5	Second Amendment Agreement (16)
10.6	Termination Letter Agreement (18)
21.1	Subsidiaries of small business issuer.(15)
31*	Certification as required by Rule 13a-14(a)/15d-14(a).
32*	Certification as required by 18 U.S.C. Section 1350.
Notes:
1.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on October 19, 2005.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 1, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006..
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
10.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
11.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
14.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
15.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
16.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
17.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
18.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
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
By:	/s/ Con Unerkov	August 15, 2008
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
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
Date: August 15, 2008

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 15, 2008