Form 10-Q/A
period 2008-06-30
China Media Group CORP
filed 2008-08-15
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes [ x ]      No [    ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,"accelerated filer"and"small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [    ] Accelerated Filer [    ] Non-Accelerated Filer [  x  ]  Smaller Reporting Company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]      No [  x  ]

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