Form 10-Q
period 2008-09-30
China Media Group CORP
filed 2008-11-18
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended September 30, 2008

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

Yes [   ]     No [ x ]

The number of common equity shares outstanding as of November 10, 2008 was 534,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007
Condensed Consolidated Statements of Operations for the 3-months and 9-months periods ended September 30, 2008 and 2007
Condensed Consolidated Statements of Stockholders' Equity/(Deficit) for the years ended December 31, 2007 and 2006, and for the 9-months periods ended September 30, 2008
Condensed Consolidated Statements of Cash Flows for the 9-months periods ended September 30, 2008 and 2007
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
		September 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		$25,163	$107,903
Accounts receivables		14,396	-
Loans to unrelated parties	7	369,019	343,487
Prepayments, deposit and other receivables	8	96,834	114,980
		---------------------	-----------------------
Total current assets		505,412	566,370
Non-current assets
Property and equipments, net		42,978	48,745
Advance payment for distribution rights		138,000	138,000
Goodwill	9	6,791,676	7,791,676
		---------------------	---------------------
Total non-current assets		6,972,654	7,978,421
		---------------------	---------------------
TOTAL ASSETS		$7,478,066	$8,544,791
		===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		$10,718	$32,806
Other payables and accruals	10	422,519	374,393
Convertible debentures	11	-	107,258
Short term debt	12	96,270	67,600
Due to directors and officers	13	1,092,230	727,861
Due to a shareholder		137,759	-
		---------------------	---------------------
Total current liabilities		1,759,496	1,309,918
		---------------------	---------------------
Long-term debts	14	2,000,000	2,023,600
Minority interest		171,892	187,804

Stockholders' equity
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450 (2007: 521,500,871) shares issued and outstanding	4 &5	7,428,902	7,428,902
Additional paid-in-capital		1,635,010	1,449,491

Shares issued for prepaid consulting services	15	(18,668)	(293,401)
Comprehensive income		47,171	20,766
Accumulated deficits		(5,545,737)	(3,582,289)
		---------------------	---------------------
Total stockholders' equity		3,546,678	5,023,469
		---------------------	---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$7,478,066	$8,544,791
		===============	===============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months periods Ended September 30		Nine months periods Ended September 30
	----------------------------------------------		----------------------------------------------
	2008	2007	2008		2007
	-----------------	-----------------	-----------------		-----------------
	US$	US$	US$		US$

Net revenue	26,314	38,341	77,715		99,642

Cost of revenue	11,811	35,694	39,771		79,083
	-----------------	-----------------	-----------------		-----------------
Gross profit	14,503	2,647	37,944	`	20,559

Operating expenses:
Impairment of investment	-	-	-		243,000
Impairment on goodwill	1,000,000	-	1,000,000		-
Selling, general and administrative expenses	253,725	347,029	869,715		1,032,692
	-----------------	-----------------	-----------------		-----------------
Loss from operations before other expense	(1,239,222)	(344,382)	(1,831,771)		(1,255,133)

Other income / (expenses)
Interest income	-	32	37		156
Interest expenses	(41,723)	(24,042)	(147,626)		(52,629)
	-----------------	-----------------	-----------------		-----------------
Net loss before minority interests	(1,280,945)	(368,392)	(1,979,360)		(1,307,606)
Minority interest	4,192	9,168	15,912		13,700
	-----------------	-----------------	-----------------		-----------------
Net loss	(1,276,753)	(359,224)	(1,963,448)		(1,293,906)
	-----------------	-----------------	-----------------		-----------------
Other comprehensive income
Foreign currency translation gain	459	2,160	26,405		7,906
	-----------------	-----------------	-----------------		-----------------
Comprehensive loss	(1,276,294)	(357,064)	(1,937,043)		(1,286,000)
	=============	=============	=============		=============

Basic and diluted loss per common shares	$(0.00)	$(0.00)	$(0.00)		$(0.00)
	=============	=============	=============		=============
Basic and diluted weighted average number of common shares *	530,762,885	501,215,157	526,329,914		463,703,677
	=============	=============	=============		=============
* Basic and diluted weighted average number of shares is same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2008

	Common stock		Additional				Total
	-----------------------		paid-in	Comprehensive	Prepaid	Accumulated	stockholders
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2006	343,940,812	162,170	-	-	-	(338,514)	(176,344)

Issuance of shares for distribution right	1,000,000	138,000	-	-	-	-	138,000

Issuance of shares and warrants for cash	833,333	170,000	80,000	-	-	-	250,000

Issuance of shares for services	3,000,000	69,000	-	-	(55,375)	-	13,625

Issuance of shares for commitment fee for equity line of credit agreement	12,500,000	237,500	-	-	-	-	237,500

Options granted	-	-	184,276	-	-	-	184,276

Issuance of warrants	-	-	312,660	-	-	-	312,660

Net loss	-	-	-	-	-	(1,515,743)	(1,515,743)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2006 and January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staffs	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture	-	-	75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469
Amortization of issuance of shares for services expenses	-	-	-	-	274,733	-	274,733
Amortization of options granted	-	-	75,519	-	-	-	75,519
Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000
Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000
Comprehensive income	-	-	-	26,405	-	-	26,405
Net loss	-	-	-	-	-	(1,963,448)	(1,963,448)
	----------------	-------------	--------------	---------------	-------------	--------------	---------------
Balance at September 30, 2008	534,132,450	7,428,902	1,635,010	47,171	(18,668)	(5,545,737)	3,546,678
	=========	=======	========	=========	=======	========	=========

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
	Nine months periods ended September 30
	---------------------------------------------------------------------
	2008	2007
	-----------------	------------------
Cash flows from operating activities:	US$	US$
Net Loss	(1,963,448)	(1,293,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,152	7,911
Amortization of convertible debentures	17,742	38,508
Minority interest	(15,912)	(13,700)
Impairment in investment	-	243,000
Impairment on goodwill	1,000,000	-
Issuance warrants for services	-	10,592
Option expenses for employee compensation	75,519	37,035
Common stock issuance for extension of repayment of convertible debentures	50,000	-
Common stock issuance for termination of ELOC agreement	60,000	-
Common stock issuance for employees	-	121,349
Common stock issuance for services	274,733	248,580
(Increase)/decrease in assets:
Prepaid expenses, deposit and other receivables	(7,386)	(19,182)
Due from a director in subsidiary	-	28,390
Accounts receivable	(14,396)	(2,873)
Increase in liabilities:
Accounts payable and accrued expenses	26,038	232,287
Short term debt	5,070	-
Due to related parties	364,369	220,612
Due to a shareholder	137,759	-
	--------------------	-------------------
Net cash used in operating activities	19,240	(141,397)
	--------------------	-------------------
Cash flows from investing activities:
Increase in investment	-	-
Purchase of property and equipment	(3,385)	(1,851)
	--------------------	--------------------
Net cash used in investing activities	(3,385)	(1,851)
	--------------------	--------------------
Cash flows from financing activities:
Proceeds from issuance of debt	-	75,000
Acquisition of subsidiary, net of cash	-	26,671
Repayment of convertible debentures	(125,000)	-
	---------------------	---------------------
Net cash provided by financing activities	(125,000)	101,671
	---------------------	---------------------
Net decrease in cash and cash equivalents	(109,145)	(41,577)

Effect of exchange rate changes on cash and cash equivalents	26,405	7,906
Cash and cash equivalents, beginning	107,903	63,039
	---------------------	---------------------
Cash and cash equivalents, ending	25,163	29,368
	===============	===============
Supplemental disclosure of cash flow information:
Interest paid	-	-
	===============	===============
Income taxes paid	-	-
	===============	===============

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	ORGANIZATION
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

The Company is engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices.
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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill are measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained in the Hong Kong dollars (HK) and in Renmenbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the Hong Kong dollar and the Renmenbi as the functional currencies. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2008, the accumulated comprehensive income was $47,171. For the nine months ended September 30, 2008, the comprehensive income was $26,405 and at the corresponding period in the prior year the comprehensive income was a loss of $7,906.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections -a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not impact the consolidated financial statements.

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
Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company's operations are classified into three principal reporting segments that provide different products or services.

.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2008, the Company has incurred an accumulated deficits totaling $5,545,737 and its total current liabilities exceed its total current assets by $1,254,084. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
Warrants

There were no movements in the warrants during the nine months ended September 30, 2008. During the nine months period ended September 30, 2008, the only movements in the warrants related to the issue of stock warrants in February 2006 when the Company issued stock warrants for 1,666,666 shares of common stock exercisable for a two year period to February 21, 2008 at an exercise price of $0.30 per share to Central Star Holdings Limited. The warrants expired on February 21, 2008.

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

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had 29,800,000 stock options outstanding as at September 30, 2008.

Following is a summary of the activities of the 2002 Stock Option Plan for the six months ended September 30, 2008:
Options outstanding
--------------------------------
Outstanding, December 31, 2007	29,800,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
--------------------------------
Outstanding, September 30, 2008	29,800,000
======================
Following is a summary of the status of options outstanding September 30, 2008:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	1.23	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	1.63	$0.0380	12,300,000	$0.00

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Stock Options (Continued)
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The outstanding 17,500,000 stock options granted on December 23, 2006:
Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0
ii) The outstanding 12,300,000 stock options granted on May 18, 2007:
Grant date:	5/18/2007
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	139%
Expected dividend yield	0

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had not issued any stock options under this plan since inception to September 30, 2008.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8. As of September 30, 2008, there were 32,588,700 shares underlying the stock options under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity for the nine months ended September 30, 2008:
Outstanding, December 31, 2007	32,944,442
Granted during the period	-
Forfeited during the period	1,666,666
Exercised during the period	-
--------------------------------
Outstanding, September 30, 2008	31,277,776
======================

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Warrants (Continued)
Following is a summary of the status of warrants outstanding at September 30, 2008:
Outstanding Warrants			Exercisable Warrants
---------------------------------			------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.030	15,125,000	0.70	$0.030	15,125,000	$0 .00
$0.036	15,625,000	0.70	$0.036	15,625,000	$0 .00
$0.036	138,889	0.70	$0.036	138,889	$0 .00
$0.036	208,333	0.59	$0.036	208,333	$0 .00
$0.036	41,666	0.64	$0.036	41,666	$0 .00
$0.036	138,888	0.65	$0.036	138,888	$0 .00
Details of the warrants are specified in Note 6 (b), (c), (d), (h), and (o).
NOTE 6	STOCK PURCHASE AGREEMENTS
The significant Stock Purchase Agreements entered into by the Company during the past year are highlighted below.

a) On or about January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territory of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming

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
w) On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.

NOTE 7	LOANS TO UNRELATED PARTIES
The loans to unrelated parties are interest free, non secured and due on December 31, 2008.
NOTE 8	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
	As of September 30, 2008	As of December 31, 2007
	---------------------------------------	-------------------------------------
Rental deposits	$5,949	$21,334
Utility and other deposits	633	9,860
Advance to suppliers	78,118	82,337
Other receivables	12,134	1,449
	---------------------------------------	-------------------------------------

	$96,834	$114,980
	==========================	=========================

NOTE 9	GOODWILL

The goodwill is account for in the outdoor advertising segment. Due to the recent global economic crisis, the Company estimate that the advertising sector will slow down in a down turn in the Chinese economy. This will affect our roll out of the outdoor advertising segment and our goodwill. After this impairment recognition, we expect that it will be adequate and no further provision is necessary in the near future.

Goodwill acquired in Good World Investments Limited transaction at March 13, 2007	$ 7,791,676
Goodwill impairment at the quarter ended September 30, 2008	($ 1,000,000)
------------------------
Goodwill balance as at September 30, 2008	$ 6,791,676
============

NOTE 10	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
	As of September 30, 2008	As of December 31, 2007
	---------------------------------------	---------------------------------------
Accrued salaries and wages	$114,733	$93,955
Accrued interest	1,770	27,325
Accrued accounting, audit, legal and consulting fee	87,548	45,191
Accrued office and related expenses	21,105	39,799
Accrued others	14,132	16,578
Other payables	163,622	121,544
Deposit from customers	19,609	30,001
	---------------------------------------	---------------------------------------
	$422,519	$374,393
	==========================	==========================

NOTE 11	CONVERTIBLE DEBENTURES

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

On April 7, 2008, the Company paid the two Convertible Debentures totaling $125,000 and accrued interests of $14,198.
NOTE 12	SHORT-TERM DEBT
As of September 30, 2008, the Company has an outstanding short-term unsecured debt payable of $96,270, with annual interest rate of 10%.

NOTE 13	DUE TO DIRECTORS AND OFFICERS

The due to directors and officers are interests free, unsecured and due on demand. The balance of due to directors and officers is $1,092,230 as of September 30, 2008.
NOTE 14	LONG TERM DEBTS
	September 30, 2008	December 31, 2007
	-----------------------------	-----------------------------
Shareholder Loan	$2,000,000	$2,000,000

Other Loan	-	23,600
	-----------------------------	-----------------------------

	$2,000,000	$2,023,600
	====================	====================
The other loan is unsecured, accrue interest at 10% per annum and payable on March 31, 2009.

The long term shareholder loan of $2,000,000 is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

NOTE 15	SHARES ISSUED FOR PREPAID EXPENSES
	Nine months ended September 30, 2008	Year ended December 31, 2007
	-------------------------------	-------------------------------
Balance at the beginning of period	$293,401	$55,375

Issue of shares for service during period	-	603,420
Less: service expensed during period	(274,733)	(365,394)
	-------------------------------	-------------------------------

Balance at the end of period	$18,668	$293,401
	=====================	=====================

NOTE 16	RELATED PARTIES TRANSACTIONS
There were no transactions with related parties for the three months and nine months ended September 30, 2008 and year ended December 31, 2007 other than as noted below.

The Company agreed to pay directors and officers a monthly salary and consultation fee for services performed. During the three and nine months periods ended September 30, 2008, the Company paid the directors and its officers and their services companies a total remuneration of $42,000 (three months ended September 30, 2007 $93,515), and $150,000 (nine months ended September 30, 2007 $303,530) respectively.

NOTE 17	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.
	Advertising		Telecommunication Device		Other Services		Consolidated

	For nine months period ended September 30,		For nine months period ended September 30,		For nine months period ended September 30,		For nine months period ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	67,609	-	5,137	87,008	4,969	12,634	77,715	99,642
	================================================================================================
Segment results	(1,012,809)	(32,930)	(1,973)	(3,460)	(1,031)	(238,225)	(1,015,813)	(274,615)
	=================================================================
Unallocated corporate income							37	156

Unallocated corporate expenses							(800,046)	(966,818)
							-------------------------	-------------------------

Loss from operations							(1,815,822)	(1,241,277)
Finance costs							(147,626)	(52,629)
							-------------------------	-------------------------
Loss for the period							(1,963,448)	(1,293,906)
							=============	=============

ASSETS
							As at September 30, 2008	As at December 31, 2007

Segment assets	6,843,926	7,837,922	221,242	212,350	-	-	7,065,168	8,050,272
Unallocated corporate assets							412,898	494,519
							-------------------------	-------------------------
Consolidated total assets							7,478,066	8,544,791
							=============	=============

LIABILITIES

Segment liabilities	171,892	187,804	10,718	32,806	-	-	182,610	220,610
Unallocated corporate liabilities							3,748,778	3,300,712
							-------------------------	-------------------------
Consolidated total liabilities							3,931,388	3,521,322
							=============	=============
Depreciation of fixed assets	8,528	6,395	757	2,224	-	-	9,285	8,619

Impairment of
goodwill/investments	1,000,000	-	-	-	-	243,000	1,000,000	243,000
Geographical Segments The Group's customers are principally located in Hong Kong.

NOTE 18	COMMITMENTS AND CONTINGENCIES
a)

The Company leases office premises for its operations in United States, Hong Kong and China under operating leases. Rental expenses under operating lease for the three months ended September 30, 2008 was $7,749 (for three months ended September 30, 2007 :$15,200).

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

NOTE 19	BUSINESS COMBINATIONS
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

In summary, the update of some of the events are as follows:

Advertising Unit

On or about December 5, 2005, the Company announced that it has been appointed as the advertising agent for Beijing Ren Ren Health Culture Promotion Co. Limited which has since become our subsidiary company. Beijing Ren Ren had obtained approval for signs in Chao Yuan District in Beijing. Due to the Olympics, the Central Government banned all outdoor billboards in all Olympic cities until after the Olympics. Moreover, with the recent global financial crisis, we expect that this will affect China's advertising sector as China's economic growth is expected to slow in the coming year, affecting Chinese industries and consumer spendings. Therefore no revenue is expected to be obtained from outdoor media advertising until 2009. We will concentrate on second tier cities on district signs for the health promotion and awareness campaigns. During the period, the Company has earned $26,314 in relation to advertising services.

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

As announced on or about January 25, 2006 the Company entered into a distribution agreement for the territory of China and Hong Kong for the M.A.G.I.C. Convergent Device. The Company has acquired the rights to M.A.G.I.C. convergent device which is expected to be commercially available for sales in the coming months. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the initial prototype unit in May 2006 and have completed conducting compliance, functional, stability, load and usability testing on the device. In May 2008, the Company has received the final prototype, and after certain modifications to the device expects to start the commercial sale of the M.A.G.I.C. convergent devices in Q1 of 2005. No revenue has been generated from this M.A.G.I.C. convergent device at the date of this report.

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

We have cash and cash equivalents of $25,163 as of September 30, 2008; a decrease from the previous period end of December 31, 2007. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intended to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit but has received $125,000 under the Debenture Purchase Agreement. Furthermore the private equity firm has exercised US$15,000 in warrants. In April 2008, the Company repaid the $125,000 Convertible Debenture. In August 2008, the Company terminated the ELOC agreement except for the stock warrants issued pursuant to the ELOC Agreement.

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

Results of operation.
FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007.

REVENUES.

For the three months period ended September 30, 2008, the Group has realized revenue of $26,314 and a cost of revenue of $11,811, achieving a gross profit of $14,503. For the three months period ended September 30, 2007, the Group has realized revenue of $38,341 and a cost of revenue of $35,694, achieving a gross profit of $2,647.

For the nine months period ended September 30, 2008, the Group has realized revenue of $77,715 and a cost of revenue of $39,771, achieving a gross profit of $37,944. For the nine months period ended September 30, 2007, the Group has realized revenue of $99,642 and a cost of revenue of $79,083, achieving a gross profit of $20,559. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended September 30, 2008, our gross profit was $14,503 and our total operating expenses were $253,725, all of which were selling, general and administrative expenses. We also had $41,723 in interest expenses, $1,000,000 in impairment on goodwill and loss attributable to minority interests of $4,192, so that the net loss to our shareholders for the three months period ended September 30, 2008 was $1,276,753. This is in comparison to the same period ended September 30, 2007, where our gross profit was $2,647 and our total operating expenses were $347,029, all of which were selling, general and administrative expenses. We also had $32 in interest income, $24,042 in interest expenses and loss attributable to minority interests of $9,168, so that the net loss to our shareholders for the three months period ended September 30, 2007 was $359,224.

For the nine month period ended September 30, 2008, our gross profit was $37,944 and our total operating expenses were $869,715, all of which were selling, general and administrative expenses. We also had $37 in interest income, $147,626 in interest expenses,, $1,000,000 in impairment on goodwill and loss attributable to minority interests of $15,912, so that the net loss to our shareholders for the nine months period ended September 30, 2008 was $1,963,448. This is in comparison to the same period ended September 30, 2007, where our gross profit was $20,559 and our total operating expenses were $1,032,692, all of which were selling, general and administrative expenses. We also had $156 in interest income, $52,629 in interest expenses, $243,000 in impairment in investment and loss attributable to minority interest of $13,700, so that the net loss to our shareholders for the nine months period ended September 30, 2007 was $1,293,906.

Liquidity and Capital Resources

As at September 30, 2008, the Company had cash and cash equivalents totaling $25,163, other current assets of $480,249 and non-current assets totaling $6,972,654 which were represented by $42,978 in fixed assets, $138,000 in distribution rights and $6,791,676 in goodwill. The total assets of the Company were $7,478,066 as of September 30, 2008. We also had current liabilities of $1,759,496 which were represented by $10,718 in accounts payable, $422,519 in accruals, $96,270 in short term debt, $1,092,230 due to related parties, $137,759 due to a shareholder as of September 30, 2008. We also had $2,000,000 in long-term shareholders loan and $171,892 in minority interests as of September 30, 2008, making our total liabilities $3,931,388

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2008.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended September 30, 2008 the Company incurred net losses of $1,276,753 and has accumulated losses of $5,545,737 as at September 30, 2008. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements. The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

PART II - OTHER INFORMATION
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

* FileNotes:d herewith.
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
By:	/s/ Con Unerkov	November 18, 2008
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
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
Date: November 18, 2008

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 18, 2008