Form 10-K
period 2008-12-31
China Media Group CORP
filed 2009-04-06
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2008
-----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the transition period from [ ] to [ ]
-----------------------------------------
Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)
1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong.	N/A
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208 (ext. 222)
(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------ None

Securities registered under Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ x ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ x ] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by nonaffiliates (254,863,023 shares) of the registrant based upon the per share closing price of $0.003 on December 31, 2008 was approximately $764,589.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of March 23, 2009, there were 534,132,450 no par value common stock of the Company issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference are referred under Part IV.

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

PART I

ITEM 1. BUSINESS.
Company

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate our mission, the Company initially established 4 strategic business units: "Television", "Advertising" "Print" and "Telecommunications and Mobile Computing".

History and Overview

The Company was incorporated in Texas on October 1, 2002 and was originally formed to be a frozen drink machine rental service. It was intended to specialize in renting frozen drink machines for gatherings such as wedding receptions, birthday parties, football parties, anniversaries, family reunions, weekend barbeques, social functions and fund raising events, as well as any other type of occasion. From the beginning, this business was at the first stage of development and the primary focus was on continuing to develop and revise our business strategies.

In January 2005, the Company changed its name to International Debt Exchange Associates Inc., reflecting the Company's intent to become a diverse company through mergers and acquisitions and still maintained the current business as a frozen drink machine rental service.

In September 2005, the Company changed its board of directors which had since changed the Company name to China Media Group Corporation to reflect the Company's intent to focus all its efforts in advertising and media in the emerging China market. Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where, we believe, global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens.

In April 2006, our Telecommunications and Mobile Computing business unit commenced selling mobile phone devices. In February 2007, we formed a new Trading Services unit to build brands and to take advantage of our contacts, distribution network and trading opportunities. In 2008, our advertising business unit commenced its operations through the providing advertising services and we expect to commence our outdoor advertising placements through Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren").

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it is can advertise in hospitals and districts in China.

Our activities are based predominately in the People's Republic of China ("PRC").

Corporate Strategy

Our goal is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. Key elements to our strategy include the following:

-

Integrate our acquired businesses. We have completed our first acquisition in the first half of 2007. We have completed the integration of this acquisition in 2007 and leverage the efficiencies and expanded the business scope that we believe can be obtained in view of the market conditions.

-

Increase our value to customers by developing a nationwide advertising platform. We intend to develop a nationwide advertising platform in China so that our customers can conduct country wide advertising through one supplier.

-

Increase our value with the healthcare industry to advertise through us. We intend to expand on the ad/sign placement at hospitals so that we can create a network of hospitals for the healthcare companies to advertise.

-	Increase our brand awareness. We intend to increase market awareness of our brand and services through leveraging our advertising platform for our select product and services.
-

Continue to explore complimentary acquisitions. We intend to continue to seek acquisitions of companies or strategic relationships that will allow us to acquire more ad/sign placements or to develop more distribution channels or create more applications for our M.A.G.I.C. Convergent device.

Products & Services Overview

Although we have established 5 business units, only three units have started its activities: Advertising, Telecommunications and Mobile Computing, and Products Services. A brief description of these three business units' corporate strategies are described below.

Advertising Unit
-----------------------

Our principal focus is on our China based advertising under Beijing Ren Ren Health Culture Promotion Limited. Beijing Ren Ren has a nationwide advertising license to undertake the program of promoting health education and health awareness under the United Nations Millennium Development Goals Program which has been named the Great Walls of China Project in China. Beijing Ren Ren obtains the rights to advertise in hospitals  as well as the rights of  three outdoor signs in every district in China.

Our strategy in the advertising unit is to secure ad placements with our partners and through acquisitions, and then work with advertising agencies to sell these ad placements. Some of the upcoming tasks are:

-	commencing selling the approved sign/ad placements in Chao Yang district in Beijing;
-	finalizing negotiations on the agreement to acquire billboard signs in China; and
-	co-operating with partners in China to develop advertising revenue.

Our goal is to develop a network of nationwide ad/sign locations in China on our own or through our cooperative partners so that we can offer to our customers nationwide advertising coverage. We will specialize our ad placements in major cities and working with the governmental bodies to secure high profile ad placement sites.

Furthermore, we will utilize the advertisement place inside and outside  the hospitals to capture all the advertising positions in the health sector. Our strategy is to invite domestic and international healthcare companies to place advertisement in these hospitals. Our goal is to co-ordinate with hospitals nationwide so that we can deliver our health awareness and health education messages across all China.

Due to the economic turmoil in second half of 2008, the advertising spending is expected to decline in 2009. Many corporations are expected to reduce their advertising budgets. We will therefore cautiously move forward in 2009. As part of the review of the economic impact on the outdoor advertising business, we have provided  $1,000,000  impairment charge against our goodwill in response of the outdoor advertising business reduction.

Telecommunications and Mobile Computing Unit
-----------------------------------------------------------

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access through telecommunication media is through cooperation with existing networks or to establish select networks. However our longer term strategy is to establish a partnership with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is the next generation convergent device that has the full capabilities of a notebook computer but shrink down to the size of a PDA phone. The Company received the prototype unit and has been conducting compliance, functional, stability, load and usability tests on the device prior to testing by our resellers and partners. We expect the M.A.G.I.C. Device will provide us with a unique device to enter the information and advertising sector of  the mobile phone. We expect to receive the final prototype for M.A.G.I.C. Shiv 1 by mid 2009.

Products Services Unit
---------------------------

We have commenced a Products Services Unit to build brands and to take advantage of our contacts, distribution network and trading opportunities. We will leverage off our advertising platform to develop our own brands for select products. This will uniquely position our Product Services for brand awareness and as well as develop a long term business unit that will serve both consumers and industries.

Marketing & Sales Overview

We plan to secure ad/sign placements in districts in China under our Great Walls of China Project. We plan to approach international advertising firms for them to place out the advertising on these ad/sign placements on either an agent or outsourced basis. We plan to work with our government sponsors to secure ad/sign placements. We will recruit a team to manage the 10 largest cities in China where we would secure, manage and administer ad/sign placements for these cities. For the other cities we will look for partners or agents to work with us to secure ad/sign placements. Once we have certain ad/sign placements, we will approach advertising agencies to sell these ad/sign placements to their customers.

For our M.A.G.I.C. Convergent devices, we will sell through distribution channels, network operators and small enterprises. We will approach distribution channels and network operators in Hong Kong and China to sell the M.A.G.I.C. Device. We will also sell to certain enterprises that will take advantage of the special functions in M.A.G.I.C. Device and customize to their operational needs. Select firms that we will target are transportation and logistic companies, courier companies, and direct sales companies. We will also target corporate and financial executives to customize the M.A.G.I.C. Device to their requirements. To sell this high value product with innovative applications, we plan to employ business development teams focused on creating high-value strategic customers and business alliances.

For our Products Services unit, we will work with our advertisers to cross promote and sell their products. In some cases, we will look to develop our own brands. We will employ a small team to handle enquires and to provide support to our advertising customers.

Industry Overview and Competition

The key to our success is the occupation of prime advertising locations throughout China. The premium locations with heavy pedestrian traffic are not common but are the focus of all advertising agencies and media owners. Our differentiator is our ability to secure advertising locations under the Beijing Ren Ren's Great Wall of China project. So far, we have been able to secure some locations both in hospitals and in Chao Yang district because of our partners in Beijing Ren Ren. Under the Great Wall of China Project, we will be able to access to at least 3 signs in each district in China. There is competition in the market but the market is also very big and growing. We believe there is ample room for our Company to grow in the China market.

With the emergence of newer convergent device technologies, there is an opportunity for us to offer convergent devices and applications and solutions that have more functionality than traditional mobile devices, are easier to integrate with existing data and video applications and systems, and are easier to maintain and administer. We believe that the rate of adoption of convergent device and its applications and solutions by corporate executives and innovative applications will accelerate the adaptation of our M.A.G.I.C. Convergent device as more secure, and more functional, internet-based applications. We believe mobile executives will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

Based on these trends, the capacity provided by our advertising and convergent devices, we believe we are well-positioned to offer advertising on a nationwide basis by combining both traditional and new age advertising for the mobile society.

Governmental Regulation

We are subject to federal, state and local laws and regulations applied to businesses in general. We believe that we comply with the requirements in China for any licenses or approvals to pursue our proposed business plan. In locations where we operate, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licensee and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specific periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with the relevant laws and regulations.

China has a long standing law on the ownership of advertising agencies but not the advertising placements locations. The onus is placed on the advertising agency to ensure proper contents in the advertisement. One of the WTO requirements is for China to relax the advertising agency ownership requirements. Our China subsidiaries are only subject to regular business laws in China.

We have posted our privacy policy and practices concerning the use and disclosure of any consumer information collected on our website, www.chinamediagroup.net. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to online commerce. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business by causing a decrease in the use of our applications and services by our small business customers and thereby a decrease in our revenues. Such decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before consumers can utilize our Internet technology solutions.

Employees

As of the date of this Prospectus, we have approximately 11 full time and 2 part time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

Facilities

We currently lease and occupy 1,000 square feet of office space in Hong Kong for our executive and administrative office at a cost of about $2,000 per month. The lease expires in January 2010. We also share a 300 square feet office in Kuala Lumpur, Malaysia as our Southeast Asia office, which is free of rent. The other operating office is located in Beijing where we have a 300 square feet administration office. We do not have a written lease or sublease agreement for the office location in Beijing. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties, including those set forth below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the risks set out or referred to below actually occur, our business, financial condition or results of our operations could be materially adversely affected.

RISKS RELATED TO EXISTING AND PROPOSED OPERATIONS

We have a history of losses and accumulated deficit and could incur losses in the future.

We have a history of net losses. For the years ended December 31, 2008, 2007 and 2006, our net losses have been $2.15 million, $1.73 million and $1.51 million, respectively. As of December 31, 2008, we had accumulated deficits of $5.74 million. If we do achieve profitability in the future, we may not be able to sustain or increase our profitability in the future.

If we are unable to obtain additional funds from other financings we may have to curtail the scope of our operations significantly and alter our business model.

We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we may need to raise additional funds, from equity or debt sources. Our cash requirements are substantial, and our current financing arrangement through the warrants are insufficient to meet our cash needs in the future If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current or planned levels. In addition, any failure to raise additional funds in the future may result in our inability to successfully secure our advertising platform, take advantage of business opportunities or respond to competitive pressures, any of which circumstances could have a material adverse effect on our financial condition and results of operations.

We have incurred losses since our inception and we may not achieve or maintain profitability.

We have not been profitable in any fiscal period since our inception and may not be profitable in future periods. At December 31, 2008, we had accumulated deficits of approximately $5.74 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as the development of our advertising platform and infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to obtain necessary financing or to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.

As of December 31, 2008, we had a working capital deficit of approximately $1.30 million. We have no committed sources of additional capital to finance the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficits, and accumulated deficits, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop our advertising and mobile devise businesses, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure that any financing will be available to us at any time in the future, in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional advertising and mobile device businesses and capabilities.

Our limited operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses.

We have a limited operating history on which to base an evaluation of our business and prospects. Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our prospects must be considered in light of inherent risks, expenses, and difficulties encountered by companies in their early stages of development, particularly in new and evolving markets.

We commenced our advertising and mobile devices operations in April 2006 with a very limited operating history for these operations. Our operating results to date relate principally to the mobile device business. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future operations in China. Since October 2005, we have announced a number of proposed transactions to develop this business and which we believe will have a material impact on our operations for the fiscal year ended December 31, 2008 and beyond. As a result, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from these transactions. If our advertising and mobile device business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and to the market price of our stock may decline.

Some of the other risks and uncertainties of our business relate to our ability to:

-	offer new and innovative products and services to attract and retain a larger consumer base;
-	attract customers;
-	increase awareness of our brand and continue to develop consumer and customer loyalty;
-	respond to competitive market conditions;
-	respond to changes in our regulatory environment;
-	manage risks associated with intellectual property rights;
-	maintain effective control of our costs and expenses;
-	raise sufficient capital to sustain and expand our business;
-	attract, retain and motivate qualified personnel; and
-	upgrade our technology to support increased traffic and expanded services.
If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

The development of our business is dependent upon the completion and integration of acquisitions and other transactions that have only recently or not yet closed.

Our principal focus is on our advertising and mobile device businesses in the People's Republic of China, which we are creating through the acquisition of various entities and assets, and organic growth. These potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2008. Even if we closed potential acquisitions, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

We face significant competition and may suffer from a loss of users and customers as a result.

We expect to face significant competition in our advertising business, particularly from other companies that seek to provide similar services. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for users, customers, distributors, media channels and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.

We believe that recognition of our brand will contribute significantly to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of consumers and customers. As our market becomes increasingly competitive, maintaining and enhancing our brand will depend largely on our ability to remain as an advertising leader in China, which may be increasingly difficult and expensive.

We may face intellectual property infringement claims and other related claims that could be time-consuming and costly to defend and may result in our inability to continue providing certain of our existing services.

Technology and advertising companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property, particularly in China, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for technologies, including seeking patent protection. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in China for resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.

Intellectual property litigation is expensive and time consuming and could divert resources and management attention from the operations of our businesses. If there is a successful claim of infringement, we may be required to pay substantial fines and damages or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to obtain a license of the rights on a timely basis could harm our business. Any intellectual property litigation could have a material adverse effect on our business, financial condition or results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include in its annual report a management report on such company's internal controls over financial reporting which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2009. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal financial controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal financial controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with and the rules adopted by the SEC.

If we fail to attract customers for our advertising and convergent device business our growth prospects could be seriously harmed.

Our advertising customers will not maintain their business relationships with us if we cannot secure attractive ad/sign placements. In addition our distributors will not work with us if the convergent device does not sell well or does not have adequate sales margin for their sales channels. Failure to retain advertisers, customers, distributors or channel partners could seriously harm our business and growth prospects.

Because we primarily rely on distributors in distributing M.A.G.I.C. Convergent Devices, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business.

We will rely heavily on a nationwide distribution network of third-party distributors for sales to, and collection of payment from, our corporate and consumer customers. If our distributors do not provide quality services to our consumer customers or otherwise breach their contracts with our consumer customers, we may lose customers and our results of operations may be materially and adversely affected. We will sign distributing agreements with our distributors, although we may not sign any long-term agreements with them, but we cannot assure that we can maintain favorable relationships with them. Our distribution arrangements will be non-exclusive. Furthermore, some of our potential distributors may have contracts with our competitors or potential competitors and may not sign distribution agreements with us. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

We may not be able to manage our expanding operations effectively.

We commenced our mobile device and advertising services operations in early 2006. We anticipate continued developing of our business in 2009 as we focus growth in our consumer and customer base and market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and results of operations.

Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and liquidity have tightened in much of the world. Some of our customers in China may face business downturn and credit issues, and could experience cash flow problems and other financial hardships, which could affect timeliness of advertising through our platform. Consumer confidence and spending are down significantly in China and USA.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant effect on our business and results of operations. .

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing may be materially adversely impacted by these market conditions.

When we account for employee share options using the fair value method, such accounting treatment could significantly reduce our net income.

We issue securities including stock options to attract and retain employees. On December 16, 2004, the Financial Accounting Standard Board, or FASB, issued FASB Statement No. 123(R), Share-Based Payment, which requires a public company to recognize, as an expense, the fair value of stock options and other share-based compensation to employees at the first fiscal year that begins on or after June 15, 2005. Currently, we record share-based compensation to the extent that the fair value of the shares on the date of grant exceeds the exercise price of the option. We recognize compensation expense over the related vesting periods. See section "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - Critical Accounting Policies for a more detailed presentation of accounting for share-based compensation plans" elsewhere in this Form 10K.

Our success depends on the continuing efforts of our senior management team and other key personnel and our business may be harmed if we lose their services.

Our future success depends heavily upon the continuing services of the members of our senior management. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. Each of our executive officers and key employees has entered into an employment agreement with us which contains confidentiality and non-competition provisions. Legal proceedings to enforce such provisions would be costly in both money and management time and such provisions may not be enforced or enforceable.

We rely on highly skilled personnel and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance and future success depends on the talents and efforts of highly skilled individuals. We will need to continue to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in doing so, we may be unable to grow effectively.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Any change of the indefinite status of any of our intangible assets may require us to record additional amortization expenses

Some of our intangible assets are characterized as indefinite intangible assets and therefore are not required to be amortized. Any changes of the conditions upon which we based categorization of these intangible assets as indefinite will likely require us to amortize these intangible assets over their economic life. Such additional amortization cost could adversely impact our net income and earnings per share.

We have significant carrying values of intangible assets which may never generate the returns we expect.

Goodwill accounted for over 93% of the carrying value of our total assets as of December 31, 2008. Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, had a carrying value of $6,791,676 million as of December 31, 2008, representing 93% of total Company assets. Goodwill is recorded at fair value on the date of acquisition and are reviewed at least annually for potential impairment. Impairment may result from, among other things, deterioration in the performance of our operations, adverse market conditions, and adverse changes in applicable laws or regulations. During 2008, we recognized a $1 million impairment charge due to the recent adverse economic conditions. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs, and could have a material impact on our consolidated financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with certain of our affiliated Chinese entities. We are considered foreign persons or foreign invested enterprises under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As our advertising and convergent devices business expands, we expect an increasing portion of our business operations to be conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Our subsidiaries and affiliates are subject to restrictions on paying dividends and making other payments to us and we do not intend to pay cash dividends in the future.

As our advertising and convergent devices business develops, we expect to increasingly rely on dividends payments from our subsidiaries and affiliated entities in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries and affiliated entities in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations for certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries or affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If either we or our subsidiaries is unable to receive all of the revenues from our operations through these contractual or dividend arrangements we may be un able to declare dividends on our common stock. Moreover, we do not intend to pay cash dividends in the future, but to use any earnings to develop and grow our business.

Uncertainties with respect to the PRC legal system could adversely affect us.

We will conduct a substantial and increasing portion our business through subsidiaries and affiliated entities based in China. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on governmental policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our internet and advertising business expands, we expect to derive an increasing percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our internet and advertising business continues to grow, a greater portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

For PRC regulatory reasons, much of our operations are/will be conducted through affiliated companies which currently are considered for accounting purposes as variable interest entities ("VIEs"), and we are considered the primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity's financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity's financial results in our consolidated financial statements for PRC purposes. If such entity's financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS, Avian Flu or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other governmental regulations adopted in response may require temporary closure of Internet cafes, which is one of the avenues where users could access our websites, or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.

PROPERTY HELD BY US. Neither the Company nor its subsidiaries own any properties or facilities.

OUR FACILITIES. As at December 31 2008, our executive and administrative office is located at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong. The Company uses about 1,000 square feet of this office at a cost of about US$2,000 per month. The lease expires in December 2009.

The other operating office is located at Beijing at No. 43, Na Yuan Bei Road, Feng Tai District , Beijing, China where we have a 150 sq. ft. administration office to handle enquiry. The lease is for one year expiring at December 31, 2009 and at a monthly rent of about US$430.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION.

Our shares are quoted and traded from time to time on the OTC Bulletin Board under the symbol "CHMD". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been limited; the quotations are limited and sporadic at times.

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2008 was $0.005 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2008	$0.009	$0.0030
Third Quarter 2008	$0.009	$0.0050
Second Quarter 2008	$0.013	$0.0030
First Quarter 2008	$0.021	$0.0055

Fourth Quarter 2007	$0.0645	$0.021
Third Quarter 2007	$0.054	$0.026
Second Quarter 2007	$0.080	$0.032
First Quarter 2007	$0.124	$0.021

HOLDERS.

The number of record holders of our common stock as of March 23, 2009, was approximately 60 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

DIVIDENDS.

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

STOCK OPTIONS.

We have two equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The following table presents information relating to these plans as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION.

Plan Category	Number of Securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
--------------------------------	------------------------	-------------------------	------------------------
Equity compensation plans approved by security holders	29,800,000	$0.0365	181,311,112
--------------------------------	------------------------	-------------------------	------------------------

Equity compensation plans not approved by security holders	5,811,300	-	32,588,700
--------------------------------	------------------------	-------------------------	------------------------
Total	35,611,300	$0.0365	213,899,812
--------------------------------	------------------------	-------------------------	------------------------

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

On December 23, 2006 and May 18, 2007, the Board of Directors authorized and approved the grant of stock options to acquire an aggregate of 21,800,000 shares and 12,300,000 shares respectively under the 2002 Stock Option Plan to key employees, directors and officers. In 2007, 4,300,000 stock options were cancelled due to resignation of optionholders.

There were no stock options issued in 2008. As of December 31, 2008 there were a total of 29,800,000 outstanding stock options to purchase shares of our Common Stock under the 2002 Stock Option Plan.

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

In 2007, the Company issued 5,811,300 shares under the 2007 Stock Incentive Plan.

In 2008, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2008, (i) the Company has issued 5,811,300 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 32,588,700 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES. No repurchases of our common stock were made during the fourth quarter and during our fiscal year ended December 31, 2008.

PENNY STOCK REGULATIONS.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

*	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
*

a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

*	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
*	a toll-free telephone number for inquiries on disciplinary actions;
*	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
*	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

*	the bid and offer quotations for the penny stock;
*	the compensation of the broker-dealer and its salesperson in the transaction;
*	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
*	monthly account statements showing the market value of each penny stock held in the customer's account.

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

ITEM 6. SELECTED FINANCIAL DATA
A registrant that qualifies as a smaller reporting company is not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10- K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-K.

Year ended December 31, 2008 compared with year ended December 31, 2007 -----------------------------------------------------------------------------------------------

GENERAL

The Company has its operating office at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong since January 2008. The Company currently sells mobile devices and advertising services in Hong Kong.

Results of Operations -------------------------

For the year ended December 31, 2008, net sales was $88,450 as compared to the prior year of $127,994, representing an decrease of about 30%. These sales were mobile devices, advertising and handling services. In 2007, the sales were mobile devices, telecommunication hardware and services, and advertising.

For the year ended December 31, 2008, the cost of goods sold was $44,702 as compared to the prior year of $100,494, making our gross profit of $43,748 (2007: $27,500) for the year.

For the year ended December 31, 2008 operating expenses were $1,026,407 as compared $1,446,026, a decrease of 29% from the prior year. In 2008, the major component in the operating expenses were consulting services of $165,836 (2007: 482,418), marketing and research expenses of $259,668 (2007: $171,378), and salaries of $268,064 (2007: $443,463). The Company also entered into stock based compensation and recorded option expenses of $100,692 (2007: $62,208) in respect of stock options issued to employees in 2007. Overall the selling, general administration expenses were similar in other respects once the above factors are taken into account. In addition in 2008, the Company incurred an impairment of goodwill loss of $1,000,000 while in 2007 there was an impairment in investment of $243,000.

The operating loss increased to $1,982,659 for the year ended December 31, 2008 as opposed to an operating loss of $1,661,526 for the prior year.

During the year the interest expenses increased to $190,091 as compared to $91,191 in the prior year. The reason for the increase in interest expenses was primary related to the period in which the long term debt were outstanding.

For the three months ended December 31, 2008, our revenue was $10,735, and a cost of revenue of $4,931, achieving a gross profit of $5,804. For the three month period ended December 31, 2007, our revenue was $28,352, and a cost of revenue of $21,411, achieving a gross profit of $6,941. For the three months ended December 31, 2008, our selling and general expenses were $156,462 and our net interest expenses were $42,465; thereby resulting an operating loss of $193,213. For the three months period ended December 31, 2007, our selling and general expenses were $415,058 and our net interest expenses were $40,232, so that our net loss for the three months period ended December 31, 2007 was $448,349. The decrease in selling, general and administration expenses from the prior period was mainly due to the decrease of consulting fees of $15,500 (2007: $132,842), salaries of $59,009 (2007: $88,856), and marketing expenses of $18,668 (2007: $80,459).

Liquidity and Capital Resources ---------------------------------------

Net cash generated in operating activities was $65,747 during the year ended December 31, 2008 as compared to net cash used of $39,771 in the prior year. This increase is attributed principally due to the Company generating more cash from working capital. The Company intends to monitor the monthly cash outlays in fiscal 2009 and conserve cash until additional financing can be received through other funding. The net loss for the year was $2,152,909 compared to $1,728,032 a year ago.

Net cash used in investing activities was $3,385 (2007: $76,131) during the year ended December 31, 2008.

Net cash provided by financing activities was a negative of $125,000 (2007: $140,000) during the year ended December 31, 2008, which was resulted from the repayment of convertible debenture.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Company will be required to sell its Common Stock under the Stock Purchase Warrants and to raise additional capital in order to continue to operate in fiscal 2009.

Going Concern ------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $2,152,909 and $1,728,032, respectively.

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

Off-Balance Sheet Arrangements. ----------------------------------------

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Capital Expenditure Commitments -----------------------------------------

We had no material capital expenditures for the period ended December 31, 2008. However we expect to invest approximately $250,000 in capital expenditure over the next 12 month.
Critical Accounting Policies -----------------------------------

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

Recently Issued Accounting Pronouncements ------------------------------------------------------

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2008 audited financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-26 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 26, 2008, our Board of Directors elected to terminate our relationship with our then independent registered public accounting firm, Kabani and Company, Inc., CPA, ("Kabani") and appointed the independent registered public accounting firm of Albert Wong & Co., CPA, as our new auditors, effective on the same day.

No accountant's report issued by Kabani on the financial statements for either of 2006 and 2005 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the period that Kabani served as our independent registered public accounting firm and through the date of dismissal, we have not had any disagreements with Kabani on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-K.

Effective February 26, 2008, we appointed Albert Wong & Co., CPA. ("AWC"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's two most recent fiscal years ended December 31, 2007 or subsequent interim period prior to February 26, 2008, the Company has not consulted AWC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AWC provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years ended December 31, 2007 or subsequent interim period prior to February 26, 2008, the Company has not consulted AWC on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Assessment of Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly report the transactions and dispositions of the assets of the Company;
*	provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and
*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financials statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based upon the assessment, management determined that the Company's internal control over financial reporting was effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

NAME	AGE	POSITION
------------------------------	-------	-------------------------------------------------------------------------------------------
Con UNERKOV	40	President, Chief Executive Officer, Chief Financial Officer and a director

Alex HO	54	Treasurer, secretary and a director

LUO Qiang	53	Director

ZHANG Guosheng	63	Director
------------------------------	-------	------------------------------------------------------------------------------------------

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2008 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2008 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (6)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	----------------	------------	---------	----------	---------------	------------------	---------------	--------------
Con Unerkov (1)	2008	102,000							102,000
	2007	120,000 (5)	-	-	-	-	-	-	120,000

Alex Ho (2)	2008	60,000							60,000
	2007	96,000	-	-	-	-	-	-	96,000

Paul Scanlan (3)	2008	-							-
	2007	53,512 (5)	20,000	-	-	-	-	-	73,512

(1)

Mr. Con Unerkov is the President, CEO, CFO, and Director. In 2006, the aggregate number of option awards issued to Mr. Unerkov was 7,500,000 and he did not receive any stock options in 2007 and in 2008. The number of options awards outstanding to Mr. Unerkov at December 31, 2008 was 7,500,000.

(2)

Mr. Alex Ho is the Treasurer, Secretary, and Director. In 2006, the aggregate number of option awards issued to Mr. Ho was 7,500,000 and he did not receive any stock options in 2007 and in 2008. The number of options awards outstanding to Mr. Ho at December 31, 2008 was 7,500,000.

(3)

Mr. Paul Scanlan was the President of the Telecommunications and Mobile Computing Unit. In 2006, the aggregate number of option awards issued to Mr. Scanlan was 3,800,000 and he did not receive any stock options in 2007. Mr. Scanlan ceased employment of the Company in August 2007.

(4)	The assumptions used in valuating the option awards are disclosed in Note 5 to the 2006 financial statements.
(5)	Portion of the executive's salary was paid to his respective service company.
(6)	2008 figures represent the year ended December 31, 2008.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2008 and 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Con Unerkov (1)	7,500,000(3)	-	-	0.0365	12/22/2009	-	-	-	-

Alex Ho (2)	7,500,000(3)	-	-	0.0365	12/22/2009	-	-	-	-

(1)	Mr. Con Unerkov is the President, CEO, CFO, and Director.
(2)	Mr. Alex Ho is the Treasurer, Secretary, and Director.
(3)	The stock options were granted on December 23, 2006 under the 2002 Stock Option Plan and expire on December 22, 2009. The stock options were vested immediately on the date of grant.
Director Compensation

Directors are not compensated for services as directors. Non-employee directors are reimbursed for reasonable travel and related expenses incurred in attending meetings of the board of directors and committee meetings.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	----------	--------	---------	------------	-----------	-----------	------------
Zhang Guosheng(1)	-	-	-	-	-	-	-

Luo Qiang(2)	-	-	-	-	-	-	-

(1)	Mr. Zhang Guosheng is the Independent Non-Executive Director of the Company.
(2)	Mr. Luo Qiang is the Independent Non-Executive Director of the Company.

Employment Agreements

On October 28, 2005, the Company entered into an employment agreement with its current President and Chairman, Mr. Con Unerkov ("Unerkov Agreement") for two years commencing October 1, 2005, unless terminated by either party by giving 3 months notice. Pursuant to the Unerkov Agreement, Mr. Unerkov will receive a monthly salary at a rate to be agreed by the parties from time to time. In addition, Mr. Unerkov will receive an annual management bonus to be determined by the Board based on the operating results of the Company and performance of the executive provided that it does not exceed 8.8% of the net profit of the Company. The Company has agreed to pay Mr. Unerkov a salary of US$120,000 per annum. He did not receive any bonuses for 2006 and 2007 fiscal years. In May 2006 our Board of Directors approved an amendment to the Unerkov Agreement to permit Mr. Unerkov's management service company, Well Trade China Limited, to procure his services under the terms of the Unerkov Agreement. No other terms were amended. Mr. Unerkov is a member of Well Trade China Limited. In September 2007, the Unerkov Agreement was extended for another year to September 30, 2008. Effective from July 1, 2008, the parties agreed to amend Mr. Unerkov's salary to US$12,000 per annum to September 2009.

On October 28, 2005, the Company entered into an employment agreement with its current Secretary, Mr. Alex Ho ("Ho Agreement") for two years commencing October 1, 2005, unless terminated by either party by giving 3 months notice. Pursuant to the Ho Agreement, Mr. Ho will receive a monthly salary at a rate to be agreed by the parties from time to time. In addition, Mr. Ho will receive an annual management bonus to be determined by the Board based on the operating results of the Company and performance of the executive provided that it does not exceed 8.8% of the net profit of the Company. The Company has agreed to pay Mr. Ho a salary of US$96,000 per annum. He did not receive any bonuses for 2007 and 2008 fiscal years. Effective from July 1 2008, the parties agreed to amend Mr. Ho's salary to US$12,000 per annum to September 2009.

On January 30, 2006, the Company entered into an employment agreement with its then President of Telecommunications and Mobile Computing Unit, Mr. Paul Scanlan ("Scanlan Agreement") commencing on March 1, 2006, unless terminated by either party by giving 3 months notice. Pursuant to the Scanlan Agreement, Mr. Scanlan will receive a remuneration of $150,000 per annum of which $126,000 will be paid to his services company, Dolphine Investment Inc. Mr. Scanlan received a discretionary bonus of $20,000 in 2007 (2006: nil). Mr. Scanlan left the Company in August 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERAS.

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2008 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership(2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Con Unerkov(3) (4)	32,619,863	7,500,000	-	40,119,863	7.41%

Alex Ho(3) (5)	32,482,876	7,500,000	-	39,982,876	7.38%

Zhang Guosheng(3)	-	-	-	-	-

Luo Qiang(3)	-	-	-	-	-
	------------------	-------------------	--------------------	------------------	------------------
All officers and directors as a group (4 persons)	65,102,739	15,000,000	-	80,102,739	14.59%

Tailor-Made Capital Ltd.(7) of Museum Tower, 14 th Floor, 4 Berkowitz St., Tel Aviv 61180, Israel.	-	-	35,958,333	35,958,333	4.99%(9)

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	26.52%

Liu Kang (8), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	26.52%

Central High Limited (CHL), of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	23.40%

Lam Pui Kit (10), No.4, Dong Wen Chan Street, West City District, Beijing, China.	62,500,000	7,000,000	-	69,500,000	12.84%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than disclosed below or under the caption entitled "Executive Compensation and Other Matters", since the beginning of the Company's last fiscal year, the Company was not a participant in any transaction in which a director, officer or stockholder of the Company, or any family member of any such person, had a direct or indirect material interest where the amount involved exceeded $120,000.

The current directors of the Company, Con Unerkov and Alex Ho, advanced a total of $1,118,674 and $712,006, respectively, to the Company for the years ended December 31, 2008 and 2007, respectively. Such advances were non-interest bearing, unsecured and payable on demand.

The Company agreed to pay a monthly salary to its officers and directors for services performed. Compensation expenses of $162,000 and $289,512 have been recognized for services provided by the officers and directors and their service companies for the years ended December 31, 2008 and 2007, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $21,315 , and $36,500, of which $16,500 was to the prior auditor, respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2008 and 2007 were $24,000 and $8,500, respectively.

TAX FEES. For the fiscal years ended December 31, 2008 and December 31, 2007, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
Table of Contents

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders' Deficits for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(c) Exhibits.

Exhibit Number	Description of Exhibit

2.1	Non-Blinding Agreement for Sale & Purchase of shares of Cody Ventures Corporation. (1)
2.2	Sales and Purchase Agreement with Fleming Assets Limited for the distribution rights to M.A.G.I.C. Convergent Phone Device. (2)
2.3	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (3)
2.4	Stock Purchase Agreement with Central Star Holdings Limited. (4)
2.5	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (5)
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Amendment to Articles of Incorporation (7)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(15)
3.2	Bylaws (6)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (8)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (9)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (10)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (10)
4.5	Warrants to Purchase Common Stock (11)(12)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (11)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(11).
10.3	2002 Stock Option Plan (13)
10.4	2007 Stock Incentive Plan (14)
10.5	Second Amendment Agreement (16)
10.6	Termination Letter Agreement (17)
21.1	Subsidiaries of small business issuer.(15)
31*	Certification as required by Rule 13a-14(a)/15d-14(a).
32*	Certification as required by 18 U.S.C. Section 1350.

1.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on October 19, 2005.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 1, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006..
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
10.	Incorporated by reference to our Current Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
11.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
14.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
15.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
16.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
17.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.

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
By:	/s/ Con Unerkov	April 6, 2009
--------------------------------------------
Con Unerkov
Its:	Principal executive officer
President, CFO, director

China Media Group Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended December 31, 2008

Table of Contents	Page

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.	F-2

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders' Deficits for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6 to F-7

Notes to Consolidated Financial Statements	F-8 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2008 of $5,735,198 including net losses of $2,152,909 for the year ended December 31, 2008. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 6, 2009

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
		2008	2007
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$67,764	$107,903
Accounts receivables		5,807	-
Loans to unrelated parties	8	132,737	343,487
Prepayments, deposit and other receivables	9	91,227	114,980
		---------------------	---------------------
Total current assets		297,535	566,370

Non-current assets
Property and equipments, net	10	39,851	48,745
Advance payment for distribution rights	11	138,000	138,000
Goodwill		6,791,676	7,791,676
		---------------------	---------------------
		6,969,527	7,978,421
		---------------------	---------------------
		$7,267,062	$8,544,791
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable		$430	$32,806
Other payables and accruals	12	466,403	374,393
Convertible debentures	13	-	107,258
Short term debt	14	-	67,600
Due to officer and directors	15	1,118,674	727,861
Due to a shareholder		16,528	-
		---------------------	---------------------
Total current liabilities		1,602,035	1,309,918
		---------------------	---------------------
Long-term debts	16	2,099,645	2,023,600
Minority interest		168,230	187,804

Stockholders' equity/(deficit):
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450 (2007: 521,500,871) shares issued and outstanding	6	7,428,902	7,428,902
Additional paid-in-capital		1,660,183	1,449,491
Shares issued for prepaid consulting services	17	-	(293,401)
Comprehensive income		43,265	20,766
Accumulated deficits		(5,735,198)	(3,582,289)
		---------------------	---------------------
Total stockholders' equity/(deficit)		3,397,152	5,023,469
		---------------------	---------------------
		$7,267,062	$8,544,791
		============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	2008	2007
	-----------------------	-----------------------
Net revenue	$88,450	$127,994
Cost of revenue	(44,702)	(100,494)
	-----------------------	-----------------------
Gross profit	43,748	27,500

Operating expenses:
Impairment of goodwill	1,000,000	-
Impairment of investment	-	243,000
Selling, general and administrative expenses	1,026,407	1,446,026
	-----------------------	-----------------------
Loss from operations before other expense	(1,982,659)	(1,661,526)

Other income(expenses)
Interest income	267	301
Interest expense	(190,091)	(91,191)
	-----------------------	-----------------------
Net loss before minority interest	(2,172,483)	(1,752,416)

Minority interest	19,574	24,384
	-----------------------	-----------------------
Net loss	(2,152,909)	(1,728,032)
Other comprehensive income
Foreign currency translation gain	22,499	20,766
	------------------------	------------------------
Comprehensive loss	(2,130,410)	(1,707,266)
	==============	==============

Basic and diluted loss per common share	$0.00	$0.01
	==============	==============
Basic and diluted weighted average number of common shares *	528,291,208	476,381,111
	==============	==============
*

Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2008 and 2007 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional				Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staffs	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture			75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	2008	2007
	-----------------	-----------------
Cash flows from operating activities:
Net Loss	$(2,152,909)	$(1,728,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,279	11,468
Minority interest	(19,574)	(24,384)
Write off of fixed assets	-	9,652
Disposal of fixed assets	-	2,497
Impairment in investment	-	243,000
Impairment on goodwill	1,000,000	-
Common stock issuance for employees	-	270,069
Common stock issuance for services	-	688,420
Common stock issuance for extension of repayment of convertible debentures	50,000	-
Common stock issuance for termination of ELOC agreement	60,000	-
Option expenses for employee compensation	100,692	62,208
Warrant expenses	-	15,590
Prepaid expense for services	293,401	(238,026)
Amortization of convertible debenture	17,742	57,258
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	23.753	10,705
Account receivable	(5,807)	897
Loan receivable	210,750	-
Accounts payable and accrued expenses	59,634	213,232
Short term debt	(67,600)	-
Due to related parties	390,813	365,675
Due to a shareholder	16,528	-
Long term debt	76,045	-
	------------------	------------------
Net cash generated/(used) in operating activities	65,747	(39,771)
Cash flows from investing activities:
Purchase of property and equipment	(3,385)	(49,802)
Acquisition of subsidiary, net of cash	-	26,671
Acquisition of share investment	-	(53,000)
	------------------	------------------
Net cash used in investing activities	(3,385)	(76,131)

Cash flows from financing activities:
Proceeds from issuance of debt	-	75,000
Proceeds from exercise of warrants	-	15,000
Proceeds from sales of shares		50,000
Repayment of convertible debenture	(125,000)	-
	------------------	------------------
Net cash provided by financing activities	(125,000)	140,000
	------------------	------------------

Net increase/(decrease) in cash and cash equivalents	(62,638)	24,098
Effect of exchange rate changes on cash and cash equivalents	22,499	20,766
Cash and cash equivalents, beginning	107,903	63,039
	------------------	------------------
Cash and cash equivalents, ending	$67,764	$107,903
	===========	===========
Supplemental disclosure of cash flow information:
Interest paid	$190,091	$91,191
	===========	===========
Income taxes paid	$-	$-
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

*

In 2007, the issuance of Common Stock for the acquisition of Good World/BRR of $6,000,000 by issuance of 125 million shares and of investments in shares of Waho by the issuance of 3,518,518 shares are not included in the Consolidated Cash Flow Statements due to non-cash in nature.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION
China Media Group Corporation (the "Company") is a Texas corporation, incorporated on October 1, 2002.

In January 2006, the Company established a wholly owned subsidiary Ren Ren Media Group Limited, a company incorporated in Hong Kong, as its operating company in Hong Kong. In March 2007, the Company acquired all the outstanding shares of Good World Investments Limited, a British Virgin Islands corporation that holds 50% of Beijing Ren Ren Health Culture Promotion Limited, a company incorporated in China in the advertising and media business in China.

The Group will be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices. During the year, the Company recorded sales in mobile phone devices and the provision of advertising services.

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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2008 include the financial statements of the Company and its wholly owned subsidiaries Ren Ren Media Group Limited and Good World Investments Limited, and a 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited due to the sole largest shareholding status and controlling of the Board of Directors.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the years ended December 31, 2008 and 2007 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $2,159 and 3,057 for the year December 31, 2008 and 2007, respectively.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2008, the comprehensive income was $43,265, and $20,766 in 2007, differences were immaterial.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. We are currently in the process of evaluating the expected effect of SFAS No. 159 on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company's financial statements.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current year's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2008, the Company has incurred an accumulated deficits totaling $5,735,198 and its total assets exceed its total liabilities by $3,397,152. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. As at December 31, 2008, the Company has stock warrants with an exercise price of $0.030 for 15,125,000 shares and $0.036 for 15,625,000 shares until the expiration of the stock warrants on May 12, 2009. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell the stocks under the warrants or that sufficient financing will be available on terms acceptable to the Company or at all.

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

The goodwill of the above transaction is measured and recognized according to SFAS 141 (revised 2007) Business Combination which is the difference between the purchase price and total assets less total liabilities and minority interest. The carrying value of Goodwill is $7,791,676. No amortization was provided, in 2008, a $1,000,000 impairment charge was made.

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
On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
Warrants

In February 2006, the Company issued stock warrants for 1,666,666 shares of common stock to Central Star Holdings Limited. The warrants expired on February 21, 2008 and have an exercise price of $0.30 per share. The Company booked expense of $80,000. On February 21, 2008, these warrants lapsed.

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company recorded expense of $311,508. In 2007, 500,000 warrant shares were exercised at an exercise price of $0.030 per share for a total of $15,000. There was no exercise of the warrants in 2008.

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

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 29,800,000 stock options outstanding as at December 31, 2008.

Following is a summary of the activities of the 2002 Stock Option Plan in 2008:
Options outstanding
Outstanding, December 31, 2007	29,800,000
Granted during the year	-
Forfeited/lapsed during the year	-
Exercised during the year	-
--------------------------------
Outstanding, December 31, 2008	29,800,000
===================
Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	0.98	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	1.38	$0.0380	12,300,000	$0.00
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

During the year 2007, the Company had issued a total of 5,811,300 shares to its staff and consultants for their service provided.

No shares were issued under the registration statement on Form S8 during the year 2008. As of December 31, 2008 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of December 31, 2008, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity in 2008:

Outstanding, December 31, 2007	32,944,442
Granted during the year	-
Forfeited during the year	1,666,666
Exercised during the year	-
------------------------
Outstanding, December 31, 2008	31,277,776
==============
Following is a summary of the status of warrants outstanding at December 31, 2008:
Outstanding Warrants			Exercisable Warrants
------------------------------------			------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value
-------------	---------------	-----------------	--------------------	-------------------	---------------

$0.030	15,125,000	0.45	$0.030	15,125,000	$0.00
$0.036	15,625,000	0.45	$0.036	15,625,000	$0.00
$0.036	138,889	0.45	$0.036	138,889	$0.00
$0.036	208,333	0.34	$0.036	208,333	$0.00
$0.036	41,666	0.39	$0.036	41,666	$0.00
$0.036	138,888	0.40	$0.036	138,888	$0.00
Details of the warrants are specified in Note 7 (b), (c), (d), (h) and (o).
On February 13, 2008, 1,666,666 warrant shares were expired.

NOTE 7	STOCK PURCHASE AGREEMENTS

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
w) On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
NOTE 8	LOANS TO UNRELATED PARTIES
Loans to unrelated parties amounted to $132,737 in 2008 (2007: $343,487). The loans are unsecured, interest free and repayable on or before December 31, 2010.
NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
	2008	2007
	-----------------------	---------------------
Rental deposits	$5,961	$21,334

Utility and other deposits	777	9,860
Advance to suppliers	78,279	82,337
Other receivable	6,210	1,449
	-----------------------	-----------------------

	$91,227	$114,980
	==============	=============

NOTE 10	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	2008	2007
	----------------------	----------------------
Cost

Furniture, fixture and equipment	$6,945	$4,695
Computers	8,058	6,923
Automobile	47,951	47,951
	-----------------------	-----------------------
	62,954	59,569
Accumulated depreciation	(23,103)	(10,824)
	-----------------------	-----------------------

	$39,851	$48,745
	==============	==============

NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock valued at $138,000. The shares were valued at the market price on the date of issuance.

NOTE 12	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
	2008	2007
	-------------------	---------------
Accrued salaries and wages	$130,263	$93,955

Accrued interest	830	27,325
Accrued accounting, legal and consulting fee	83,048	25,191
Accrued office and related expenses	11,329	39,799
Accrued audit fee	40,000	20,000
Accrued others	21,170	16,578
Other payables	160,113	121,544
Deposit from customers	19,650	30,001
	-------------------	----------------

	$466,403	$374,393
	===========	=========
NOTE 13	CONVERTIBLE DEBENTURES

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

On April 7, 2008, the Company paid the two Convertible Debentures totaling $125,000 and accrued interests of $14,198.

NOTE 14	SHORT-TERM DEBT

As of December 31, 2008, the Company has an outstanding short-term unsecured debt payable of $nil] (2007: $67,600), with annual interest rate of 10%. This debt is due on September 30, 2008. The Company recorded accrued interest of $6,198 in 2008 (2007: $6,760).

NOTE 15	DUE TO DIRECTORS AND OFFICERS
The due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,118,674 as of December 31, 2008 (2007 $727,861).
NOTE 16	LONG-TERM DEBTS
	2008	2007
	--------------------------	--------------------------
Shareholder Loan	$2,000,000	$2,000,000

Other Loan	99,645	23,600
	---------------------------	---------------------------

	$2,099,645	$2,023,600
	================	==============
The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2010.

The long term shareholder loan of $2,000,000 is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

NOTE 17	SHARES ISSUED FOR PREPAID EXPENSES
	2008	2007
	--------------------------	--------------------------
Balance at January 1	$293,401	$55,375

Issue of shares for service during year	-	603,420
Less: service expensed during year	(293,401)	(365,394)
	---------------------------	---------------------------

Balance at December 31	$-	$293,401
	================	==============

NOTE 18	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2008 and 2007, the Company paid the directors and its officers and their services companies a total remuneration of $162,000 and $289,512, respectively.

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears no interest for the first two years until November 25, 2007 and thereafter 8% per annum. The accrued interest for 2008 was $160,000 (2007: $16,444).

NOTE 19	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2008 and 2007, since the Company and its subsidiaries had significant net operating loss. In the year ended December 31, 2008 and 2007, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $2,152,909 and $1,728,032, respectively. Total net operating losses carry forward at December 31, 2008 and 2007, (i) for Federal and State purpose were $3,902,672 and $2,263,339, respectively and (ii) for its entities outside of the United States were $1,423,236 and $1,209,110, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2008 and 2007 was approximately $1,710,000 and $1,014,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:
	2008	2007
	-----------------------	--------------------
Hong Kong statutory rate	17.5%	17.5%
Valuation allowance - Hong Kong rate	(17.5%)	(17.5%)
PRC China Enterprise Income Tax	33%	33%
Valuation allowance - PRC rate	(33%)	(33%)
	----------------------	--------------------
Provision for income tax	-	-
	=============	============

NOTE 20	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Other Services		Consolidated

	For the year ended		For the year ended		For the year ended		For the year ended
	2008	2007	2008	2007	2008	2007	2008	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	78,344	6,428	5,137	108,932	4,969	12,634	88,450	127,994
	=========	=========	=========	=========	=========	=========	=========	=========
Segment results	(1,020,282)	(46,801)	(1,973)	(2,945)	(1,031)	(238,227)	(1,023,286)	(287,973)
	=========	=========	=========	=========	=========	=========
Unallocated corporate income							267	301

Unallocated corporate expenses							(939,799)	(1,349,170)
							--------------	--------------
Loss from operations							(1,962,818)	(1,636,841)

Finance costs							(190,091)	(91,191)

Loss for the period							(2,152,909)	(1,728,032)
							=========	=========
							For the year ended 2008	For the year ended 2007
ASSETS
Segment assets	6,832,540	7,837,922	221,073	212,350	-	-	7,053,613	8,050,272

Unallocated corporate assets							213,449	494,519
							--------------	--------------
Consolidated total assets							7,267,062	8,544,791
							=========	=========
LIABILITIES
Segment liabilities	168,230	187,804	430	32,806	-	-	168,660	220,610

Unallocated corporate liabilities							3,701,250	3,300,712
							--------------	--------------
Consolidated total liabilities							3,869,910	3,521,322
							=========	=========
Depreciation of fixed assets	11,379	9,212	1,087	2,980	-	-	12,466	12,192

Impairment of goodwill/investments	1,000,000	-	-	-	-	243,000	1,000,000	243,000
	=========	=========	=========	=========	=========	=========	=========	=========
Geographical Segments The Group's customers are principally located in Hong Kong.

NOTE 21	COMMITMENTS AND CONTINGENCIES
a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the year ended December 31, 2008 was $33,215 (2007: $58,363).

Future minimum rental payments under non-cancelable operating leases for the year ended December 31, 2008 are $23,438 (2007: $5,474).
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

c)	The Company will pay a 10% commission in cash and an equal amount in stock warrant to an independent party on any funds received under the ELOC Agreement.
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

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company

I, Con Unerkov, certify that:

1. I have reviewed this annual report on Form 10-K of China Media Group Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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
Date: April 6, 2009

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-K for the year ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
April 6, 2009