Form 10-Q
period 2009-03-31
China Media Group CORP
filed 2009-05-20
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended March 31, 2009

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

Yes [ x ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ("232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ] No [   ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [  ]  Accelerated Filer[  ]   Non-Accelerated Filer [   ]   Smaller Reporting Company  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of April 30, 2009 was 534,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations for the three months period ended March 31, 2009 and March 31, 2008

Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007, and for the three months period ended March 31, 2009

Condensed Consolidated Statements of Cash Flows for the three months periods ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

		March 31, 2009	December 31, 2008
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		$16,769	$67,764
Accounts receivables		-	5,807
Loans to unrelated parties	8	132,535	132,737
Prepayments, deposit and other receivables	9	162,971	91,227
		---------------------	---------------------
Total current assets		312,275	297,535

Non-current assets
Property and equipments, net	10	36,723	39,851
Advance payment for distribution rights	11	138,000	138,000
Goodwill		6,791,676	6,791,676
		---------------------	---------------------
		6,966,399	6,969,527
		---------------------	---------------------
		$7,278,674	$7,267,062
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		$430	$430
Other payables and accruals	12	522,596	466,403
Convertible debentures	13	-	-
Short term debt	14	-	-
Due to officer and directors	15	897,439	1,118,674
Due to a shareholder		316,528	16,528
		---------------------	---------------------
Total current liabilities		1,736,993	1,602,035
		---------------------	---------------------
Long-term debts	16	2,099,645	2,099,645
Minority interest		164,496	168,230

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450 (2008: 534,132,450) shares issued and outstanding	6	7,428,902	7,428,902
Additional paid-in-capital		1,685,356	1,660,183
Shares issued for prepaid consulting services	17	-	-
Comprehensive income		42,817	43,265
Accumulated deficits		(5,879,535)	(5,735,198)
		---------------------	---------------------
Total stockholders' equity		3,277,540	3,397,152
		---------------------	---------------------
		$7,278,674	$7,267,062
		============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three month periods ended March 31
	---------------------------------------------
	2009	2008
	-----------------------	-----------------------
Net revenue	$11,608	$25,275
Cost of revenue	(4,860)	(16,157)
	-----------------------	-----------------------
Gross profit	6,748	9,118

Operating expenses:
Selling, general and administrative expenses	112,302	382,386
	-----------------------	-----------------------
Loss from operations before other expense	(105,554)	(373,268)

Other income(expenses)
Interest income	-	37
Interest expense	(42,517)	(63,379)
	-----------------------	-----------------------
Net loss before minority interest	(148,071)	(436,610)

Minority interest	3,734	5,387
	-----------------------	-----------------------
Net loss	(144,337)	(431,223)
Other comprehensive income
Foreign currency translation (loss)/gain	(448)	35,488
	------------------------	------------------------
Comprehensive loss	(144,785)	(395,735)
	==============	==============

Basic and diluted loss per common share	$0.00	$0.01
	==============	==============
Basic and diluted weighted average number of common shares *	534,132,450	524,045,695
	==============	==============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2009 and 2008 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Additional					Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staffs	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture			75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Amortization of options granted	-	-	25,173	-	-	-	25,173
Comprehensive income	-	-	-	(448)	-	-	(448)
Net loss	-	-	-	-	-	(144,337)	(144,337)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at March 31, 2009	534,132,450	7,428,902	1,685,356	42,817	-	(5,879,535)	3,277,540
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three months period ended March 31
	-------------------------------------------
	2009	2008
	-----------------	-----------------
Cash flows from operating activities:
Net Loss	$(144,337)	$(431,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,128	3,035
Minority interest	(3,734)	(5,387)
Common stock issuance for services	-	145,333
Common stock issuance for extension of repayment of convertible debentures	-	50,000
Common stock issuance for termination of ELOC agreement
Option expenses for employee compensation	25,173	25,173
Amortization of convertible debenture	-	17,742
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(71,744)	9,453
Account receivable	5,807	(11,797)
Loan receivable	202	-
Accounts payable and accrued expenses	56,193	78,634
Due to related parties	(221,235)	55,585
Due to a shareholder	300,000	-
	------------------	------------------
Net cash used in operating activities	(50,547)	(63,452)
Cash flows from investing activities:
Purchase of property and equipment	-	(1,548)
	------------------	------------------
Net cash used in investing activities	-	(1,548)

Net cash provided by financing activities	-	-
	------------------	------------------
Net decrease in cash and cash equivalents	(50,547)	(65,000)
Effect of exchange rate changes on cash and cash equivalents	(448)	14,722
Cash and cash equivalents, beginning	67,764	107,903
	------------------	------------------
Cash and cash equivalents, ending	$16,769	$57,625
	===========	===========
Supplemental disclosure of cash flow information:
Interest paid	$42,517	$63,379
	===========	===========
Income taxes paid	$-	$-
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective year.

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

Principles of Consolidation

The consolidated financial statements for the three months period ended March 31, 2009 include the financial statements of the Company and its wholly owned subsidiaries Ren Ren Media Group Limited and Good World Investments Limited, and a 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited due to the sole largest shareholding status and controlling of the Board of Directors.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the three months ended March 31, 2009 and year ended December 31, 2008 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $2,159 and 3,057 for the year December 31, 2008 and 2007, respectively and $542 for the three months ended March 31, 2009.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2009, the comprehensive income was $42,817, and $43,265 in 2008, differences were immaterial.

Recent Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company's intangible assets consist of land used rights which has a fixed useful life of 47 years.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008. As the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2009, the Company has incurred an accumulated deficits totaling $5,879,535 and its total assets exceed its total liabilities by $3,277,540. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. As at March 31, 2009, the Company has stock warrants with an exercise price of $0.030 for 15,125,000 shares and $0.036 for 15,625,000 shares until the expiration of the stock warrants on May 12, 2009. However, as at the date of this report, all these stock warrants expired without any exercise. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell the stocks under the warrants or that sufficient financing will be available on terms acceptable to the Company or at all.

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

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company recorded expense of $311,508. In 2007, 500,000 warrant shares were exercised at an exercise price of $0.030 per share for a total of $15,000. There was no warrants exercise in the first quarter of 2009.

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

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 29,800,000 stock options outstanding as at March 31, 2009.

Following is a summary of the activities of the 2002 Stock Option Plan in the first quarter of 2009:

Options outstanding
Outstanding, December 31, 2008	29,800,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
------------------------------
Outstanding, March 31, 2009	29,800,000
===================

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	0.73	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	1.13	$0.0380	12,300,000	$0.00

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

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant. The Company had not issued any stock options under this scheme.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8.

During the year 2007, the Company had issued a total of 5,811,300 shares to its staff and consultants for their service provided.

No shares were issued under the registration statement on Form S8 during the year 2008 and for the three months ended March 31, 2009. As at March 31, 2009 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of March 31, 2009, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Warrants

Following is a summary of the warrant activity in the first quarter of 2009:

Outstanding, December 31, 2008	31,277,776
Granted during the period	-
Forfeited during the period	-
Exercised during the period	-
------------------------
Outstanding, March 31, 2009	31,277,776
==============

Following is a summary of the status of warrants outstanding at March 31, 2009:

Outstanding Warrants			Exercisable Warrants
------------------------------------			------------------------------------------------------------------
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value
-------------	---------------	-----------------	--------------------	-------------------	---------------

$0.030	15,125,000	0.20	$0.030	15,125,000	$0.00
$0.036	15,625,000	0.20	$0.036	15,625,000	$0.00
$0.036	138,889	0.20	$0.036	138,889	$0.00
$0.036	208,333	0.09	$0.036	208,333	$0.00
$0.036	41,666	0.14	$0.036	41,666	$0.00
$0.036	138,888	0.15	$0.036	138,888	$0.00

Details of the warrants are specified in Note 7 (b), (c), (d), (h) and (o).

On February 13, 2008, 1,666,666 warrant shares were expired.

NOTE 7	STOCK PURCHASE AGREEMENTS

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

Loans to unrelated parties amounted to $132,535 in 2009 (2008: $132,737). The loans are unsecured, interest free and repayable on or before December 31, 2010.

NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables are summarized as follows:

	As of March 31, 2009	As of December 31, 2008
	-----------------------	-----------------------
Rental deposits	$5,961	$5,961

Utility and other deposits	634	777
Advance to suppliers	98,020	78,279
Other receivable	58,356	6,210
	-----------------------	-----------------------

	$162,971	$91,227
	==============	=============

NOTE 10	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of March 31, 2009	As of December 31, 2008
	----------------------	----------------------
Cost

Furniture, fixture and equipment	$6,945	$6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-----------------------	-----------------------
	62,954	62,954
Accumulated depreciation	(26,231)	(23,103)
	-----------------------	-----------------------

	$36,723	$39,851
	==============	==============

NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;

*	Within one month of receiving the prototype devices, one million shares of the Company;

*	Within one month of receiving the product from commercial production, two million shares of the Company; and

*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

The Company issued 1,000,000 shares of common stock valued at $138,000. The shares were valued at the market price on the date of issuance.

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals are summarized as follows:

	As of March 31, 2009	As of December 31, 2008
	-------------------	---------------
Accrued salaries and wages	$149,219	$130,263
Accrued interest	3,321	830
Accrued accounting, legal and consulting fee	101,548	83,048
Accrued office and related expenses	13,512	11,329
Accrued audit fee	40,000	40,000
Accrued others	27,615	21,170
Other payables	167,731	160,113
Deposit from customers	19,650	19,650
	-------------------	-------------------

	$522,596	$466,403
	===========	=========

NOTE 13	CONVERTIBLE DEBENTURES

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

As of March 31, 2009, the Company has an outstanding short-term unsecured debt payable of $nil (2007: $67,600), with annual interest rate of 10%. This debt is due on September 30, 2008. The Company recorded accrued interest of $6,198 in 2008 (2007: $6,760).

NOTE 15	DUE TO OFFICERS AND DIRECTORS

The due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $897,439 as of March 31, 2009 (2008: $1,118,674).

NOTE 16	LONG-TERM DEBTS

	As of March 31, 2009	As of December 31, 2008
	--------------------------	--------------------------
Shareholder Loan	$2,000,000	$2,000,000
Other Loan	99,645	99,645
	---------------------------	---------------------------

	$2,099,645	$2,099,645
	================	==============

The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2010.

The long term shareholder loan of $2,000,000 is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

NOTE 17	SHARES ISSUED FOR PREPAID EXPENSES

	As of March 31, 2009	As of December 31, 2008
	--------------------------	--------------------------
Balance at January 1	$-	$293,401
Issue of shares for service during year		-
Less: service expensed during year	-	(293,401)
	---------------------------	---------------------------

Balance at December 31	$-	$-
	================	==============

NOTE 18	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2008 and 2007, the Company paid the directors and its officers and their services companies a total remuneration of $162,000 and $289,512, respectively and $12,000 for the three months period ended March 31, 2009

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears no interest for the first two years until November 25, 2007 and thereafter 8% per annum. The accrued interest for 2008 was $160,000 (2007: $16,444) and $40,000 for the three months period ended March 31, 2009.

NOTE 19	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Other Services		Consolidated

	For the three months ended March 31		For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	11,608	20,138	-	5,137	-	-	11,608	25,275
	=========	=========	=========	=========	=========	=========	=========	=========
Segment results	(6,601)	(6,911)	-	(1,973)	-	-	(6,601)	(8,884)
	=========	=========	=========	=========	=========	=========
Unallocated corporate income							--	37

Unallocated corporate expenses							(95,219)	(358,997)
							--------------	--------------
Loss from operations							(101,820)	(367,844)

Finance costs							(42,517)	(63,379)

Loss for the period							(144,337)	(431,223)
							=========	=========
							As at March 31, 2009	As at March 31, 2008
ASSETS
Segment assets	6,823,936	7,846,922	240,483	213,813	-	-	7,064,419	8,060,735

Unallocated corporate assets							214,255	434,635
							--------------	--------------
Consolidated total assets							7,278,674	8,495,370
							=========	=========
LIABILITIES
Segment liabilities	164,926	189,845	430	36,987	-	-	165,356	226,832

Unallocated corporate liabilities							3,835,778	3,441,064
							--------------	--------------
Consolidated total liabilities							4,001,134	3,667,896
							=========	=========
Depreciation of fixed assets	2,860	2,833	330	237	-	-	3,190	3,070

	=========	=========	=========	=========	=========	=========	=========	=========

Geographical Segments The Group's customers are principally located in Hong Kong.

NOTE 20	COMMITMENTS AND CONTINGENCIES

a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the three months ended March 31, 2009 and for the year ended December 31, 2008 was $7,737 and $10,000.

Future minimum rental payments under non-cancelable operating leases for the three month ended March 31, 2009 and the year ended December 31, 2008 are $17,050 and $23,438.

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

d)

On or about May 7, 2008, the Company received a correspondence from a law firm regarding complaints on some transmission of unsolicited facsimile allegedly from the Company in 2006, and advised of potential litigation. The Company has never sent or authorized any unsolicited facsimile transmission, and the Company has taken every possible effort to distance from these unauthorized transmissions. The Company firmly believes that the complaint is frivolous and without basis, and is consulting with its solicitor. The Company would vigorously defend any such legal action if pursued.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

Due to the global economic recession, the advertising expense is expected to decline in 2009. Many corporations are expected to reduce the advertising budget. We will therefore cautiously move forward in 2009. We will monitor the economic conditions before we deploy any activities. We will also explore other markets in the Asian region for any synergistic business opportunities.

Although we have established 5 business units, only three units have begun in operation, i.e. Advertising, Telecommunications and Mobile Computing and Products Services. In summary, some major events are extracted as follows:

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it is can advertise in hospitals and districts in China. During the period the company did not derive any advertising income from the BRR project but has recorded $11,608 expense in relation to advertising services.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. The Company received the prototype unit and is still conducting compliance, functional, stability, load and usability testing on the device prior to testing by our resellers and partners. We expect the M.A.G.I.C. Device will provide us with a unique device to enter the information and advertising sector of the mobile society. We expect to receive the final prototype for M.A.G.I.C. Shiv 1 which we expect to be finalized by mid 2009. Furthermore, we will endeavor to try to secure additional rights for the region to apply the M.A.G.I.C. devices.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contact network, distribution channels and trading partners. We will leverage off our advertising platform to develop our own brand names for select products. This will uniquely position our Product Services for brand awareness as well as develops a long term business unit that will serve both consumers and industries markets. In the meantime, no revenue was derived from this business unit.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $16,769 as of March 31, 2009; a decrease from the previous period end of December 31, 2008. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement ("ELOC") with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intended to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit but has received $125,000 under the Debenture Purchase Agreement. Furthermore the private equity firm has exercised US$15,000 in warrants. In April 2008, the Company repaid the $125,000 Convertible Debenture. In August 2008, the Company terminated the ELOC agreement except for the stock warrants issued pursuant to the ELOC Agreement. On May 12, 2009 all the remaining 30,750,000 unexercised stock warrants in respect of the ELOC Arrangement will be expired.

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

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2008

REVENUES.

For the three months period ended March 31, 2009, the Group has realized revenue of $11,608 and a cost of revenue of $4,860, achieving a gross profit of $6,748. For the three month period ended March 31, 2008, the Group has realized revenue of $25,275 and a cost of revenue of $16,157 achieving a gross profit of $9,118. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended March 31, 2009, our gross profit was $6,748 and our total operating expenses were $112,302, all of which were selling, general and administrative expenses. We also had $42,517 in interest expenses, and loss attributable to minority interests of $3,734, so that the net loss to our shareholders for the three months period ended March 31, 2009 was $144,337. This is in comparison to the same period ended March 31, 2008, where our gross profit was $9,118 and our total operating expenses were $382,386, all of which were selling, general and administrative expenses. We also had $37 in interest income, $63,379 in interest expenses and loss attributable to minority interests of $5,387, so that the net loss to our shareholders for the three months period ended March 31, 2008 was $431,223.

Liquidity and Capital Resources

As at March 31, 2009, the Company had cash and cash equivalents totaling $16,769, other current assets of $295,506 and non-current assets totaling $6,966,399 which were represented by $36,723 in fixed assets, $138,000 in distribution rights and $6,791,676 in goodwill. The total assets of the Company were $7,278,674 as of March 31, 2009. We also had current liabilities of $1,736,993 which were represented by $430 in accounts payable, $522,596 in accruals, $nil in short term debt, $897,439 due to related parties, $316,528 due to a shareholder as of March 31, 2009. We also had $2,099,645 in long-term shareholders loan and $164,496 in minority interests as of March 31, 2009, made our total liabilities $4,001,134

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2009.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2009 the Company incurred net losses of $144,337 and has accumulated losses of $5,879,535 as at March 31, 2009. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Non-Blinding Agreement for Sale Purchase of shares of Cody Ventures Corporation. (1)
2.2	Sales and Purchase Agreement with Fleming Assets Limited for the distribution rights to M.A.G.I.C. Convergent Phone Device. (2)
2.3	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (3)
2.4	Stock Purchase Agreement with Central Star Holdings Limited. (4)
2.5	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (5)
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Amendment to Articles of Incorporation (7)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(15)
3.2	Bylaws (6)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (8)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (9)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (10)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (10)
4.5	Warrants to Purchase Common Stock (11)(12)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (11)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(11).
10.3	2002 Stock Option Plan (13)
10.4	2007 Stock Incentive Plan (14)
10.5	Second Amendment Agreement (16)
10.6	Termination Letter Agreement (18)
21.1	Subsidiaries of registrant.(15)
31*	Certification as required by Rule 13a-14(a)/15d-14(a).
32*	Certification as required by 18 U.S.C. Section 1350.

Notes
1.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on October 19, 2005.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 1, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
10.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
11.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
14.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
15.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
16.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
17.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
18.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.

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

By:	/s/ Con Unerkov	May 20, 2009
--------------------------------------------
Con Unerkov

Its:	Principal executive officer
President, CFO, director

Exhibit 31

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Con Unerkov, certify that:

1. I have reviewed this quarterly report on Form 10-Q of China Media Group Corporation;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: May 20, 2009

/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 20, 2009