Form 10-Q
period 2009-06-30
China Media Group CORP
filed 2009-08-12
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended June 30, 2009

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

Yes [ ] No[ x ]

The number of common equity shares outstanding as of July 31, 2009 was 534,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008
Condensed Consolidated Statements of Operations for the three months period ended June 30, 2009 and June 30, 2008
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007, and for the six months period ended June 30, 2009
Condensed Consolidated Statements of Cash Flows for the six months periods ended June 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

		June 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
	Notes	-----------------	---------------------
		US$	US$
ASSETS
Current Assets:
Cash and cash equivalents		21,800	67,764
Accounts receivables		-	5,807
Loans to unrelated parties	8	132,588	132,737
Prepayments, deposit and other receivables	9	198,160	91,227
		---------------------	---------------------
Total current assets		352,548	297,535

Non-current assets
Property and equipments, net	10	33,596	39,851
Advance payment for distribution rights	11	138,000	138,000
Goodwill		6,791,676	6,791,676
		---------------------	---------------------
		6,963,272	6,969,527
		---------------------	---------------------
		7,315,820	7,267,062
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		430	430
Other payables and accruals	12	568,671	466,403
Convertible debentures	13	-	-
Short term debt	14	99,645	-
Due to officer and directors	15	982,888	1,118,674
Due to a shareholder		356,528	16,528
		---------------------	---------------------
Total current liabilities		2,008,162	1,602,035
		---------------------	---------------------
Long-term debt	16	2,000,000	2,099,645
Minority interest		159,979	168,230

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450 (2008: 534,132,450) shares issued and outstanding	6	7,428,902	7,428,902
Additional paid-in-capital		1,710,529	1,660,183
Shares issued for prepaid consulting services	17	-	-
Comprehensive income		43,030	43,265
Accumulated deficits		(6,034,782)	(5,735,198)
		---------------------	---------------------
Total stockholders' equity		3,147,679	3,397,152
		---------------------	---------------------
		7,315,820	7,267,062
		============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2009 AND 2008

	Three months periods		Six months periods
	Ended June 30		Ended June 30
	------------------------------------------------		---------------------------------------------
	2009	2008	2009	2008
	-----------------	-----------------	-----------------	---------------
	US$	US$	US$	US$

Net revenue	30,148	26,126	41,756	51,401

Cost of revenue	(31,937)	(11,803)	(36,797)	(27,960)
	-----------------	-----------------	----------------	---------------
Gross (loss) / profit	(1,789)	14,323	4,959	23,441

Operating expenses:
Selling, general and administrative expenses	114,534	233,603	226,836	615,989
	-----------------	-----------------	---------------	---------------
Loss from operations before other expense	(116,323)	(219,280)	(221,877)	(592,548)

Other income / (expenses)
Interest income	-	-	-	37
Interest expenses	(43,441)	(42,524)	(85,958)	(105,903)
	-----------------	-----------------	-----------------	--------------
Net loss before minority interests	(159,764)	(261,804)	(307,835)	(698,414)
Minority interest	4,517	6,333	8,251	11,720
	-----------------	-----------------	-----------------	--------------
Net loss	(155,247)	(255,471)	(299,584)	(686,694)
	-----------------	-----------------	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	213	11,224	(235)	25,946
	-----------------	-----------------	-----------------	--------------
Comprehensive loss	(155,034)	(244,247)	(299,819)	(660,748)
	==========	==========	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	==========	==========	=========	=========
Basic and diluted weighted average number of common shares *	524,132,450	524,132,450	534,132,450	524,089,072
	==========	==========	=========	===============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended June 30, 2009 and 2008 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE SIX MONTHS ENDED JUNE 30, 2009

			Additional				Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity (deficit)
	----------------	----------	--------------	---------------	-------------	--------------	---------------
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staff	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture			75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Amortization of options granted	-	-	50,346	-	-	-	50,346
Comprehensive income	-	-	-	(235)	-	-	(235)
Net loss	-	-	-	-	-	(299,584)	(299,584)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at June 30, 2009	534,132,450	7,428,902	1,710,529	43,030	-	(6,034,782)	3,147,679
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six months period ended June 30
	-------------------------------------------
	2009	2008
	-----------------	-----------------
	US$	US$
Cash flows from operating activities:
Net Loss	(299,584)	(686,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,255	6,082
Minority interest	(8,251)	(11,720)
Common stock issuance for services	-	214,733
Common stock issuance for extension of repayment of convertible debentures	-	50,000

Option expenses for employee compensation	50,346	50,346
Amortization of convertible debenture	-	17,742
Changes in assets and liabilities:
Prepaid expenses, deposit and other receivables	(106,933)	1,454
Account receivable	5,807	(11,774)
Loan receivable	149	-
Accounts payable and accrued expenses	102,268	133,141
Short term debt	99,645	-
Long term debt	(99,645)	-
Due to related parties	(135,786)	282,257
Due to a shareholder	340,000	-
	------------------	------------------
Net cash (used in) / generated from operating activities	(45,729)	45,567
Cash flows from investing activities:
Purchase of property and equipment	-	(2,250)
	------------------	------------------
Net cash used in investing activities	-	(2,250)

Cash flows from financing activities:
Repayment of convertible debenture	-	(125,000)
	------------------	------------------
Net cash used in financing activities	-	(125,000)
	------------------	------------------
Net decrease in cash and cash equivalents	(45,729)	(81,683)
Effect of exchange rate changes on cash and cash equivalents	(235)	25,946
Cash and cash equivalents, beginning	67,764	107,903
	------------------	------------------
Cash and cash equivalents, ending	21,800	52,166
	===========	===========
Supplemental disclosure of cash flow information:
Interest paid	85,958	105,903
	===========	===========
Income taxes paid	-	-
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION
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

In May 2009, the Company established a 50/50 joint venture company, ATC Marketing Limited, which is to be in the business of marketing and distributing of convergent multimedia communication and internet devices.

The Group will be engaged in the media and advertising business, focusing in China, and the marketing and distribution of convergent devices. During the period, the Company recorded sales in mobile internet devices and the provision of advertising services.

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

Principles of Consolidation

The consolidated financial statements for the six months period ended June 30, 2009 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding status and/or controlling of the Board of Directors.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.
All significant inter-company transactions and balances have been eliminated on consolidation.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the six months ended June 30, 2009 and year ended December 31, 2008 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $2,159 and 3,057 for the year December 31, 2008 and 2007, respectively and $542 for the six months ended June 30, 2009.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2009, the comprehensive income was $43,030, and $43,265 in 2008, differences were immaterial.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company's consolidated financial results.

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this Statement is not expected to have change to the company's Consolidated Financial Statements.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2009, the Company has incurred an accumulated deficits totaling $6,034,782 and its total assets exceed its total liabilities by $3,147,679. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The goodwill of the above transaction is measured and recognized according to SFAS 141 (revised 2007) Business Combination which is the difference between the purchase price and total assets less total liabilities and minority interest. The carrying value of Goodwill is $7,791,676. No amortization was provided in 2007 and 2008. In 2008 a $1,000,000 impairment charge was made.

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

In January 2007, the Company entered into an agreement to acquire 18% in Guangzhou Waho Culture & Media Co., Ltd. for $243,000 of which $53,000 was paid in cash and $190,000 was paid by the issuance of 3,518,518 shares of common stock in the Company. The Company impaired the investment made in Waho Culture & Media Co., Ltd., as of March 31, 2007, as the marketable value is uncertain. In 2009, this investment was disposed for a nominal value of $10,000 as this company was in a net deficit position.

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

The Company issued stock warrants for 31,250,000 shares of common stock to Tailor-Made Capital Limited ("TMC"), as part of the Equity Line of Credit Agreement between TMC and the Company, in which TMC was to invest up to $2,500,000 to purchase the Company's common stock. The warrants expire on or about May 12, 2009. The warrants have an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share. The Company recorded expense of $311,508. In 2007, 500,000 warrant shares were exercised at an exercise price of $0.030 per share for a total of $15,000. There was no warrants exercise in the first half of 2009 to May 12, 2009 when all the remaining stock warrants expired.

The Company also issued 138,889 stock warrants as part of commission in relation to the Equity Line of Credit Agreement above. These warrants have an exercise price of $0.036 per share and expired on May 12, 2009.

In March 2007, the Company issued 208,333 stock warrants as part of commission in relation to the issuance of $75,000 Convertible Debenture under the Debenture Purchase Agreement with TMC. These warrants have an exercise price of $0.036 per share and expired on May 12, 2009.

In October 2007, the Company issued 41,666 and 138,888 stock warrants as part of commission in relation to the $15,000 received from the exercise of warrant and $50,000 received from the draw down, respectively, under the ELOC Agreement with TMC. These warrants have an exercise price of $0.036 per share and expired on May 12, 2009.

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

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 29,800,000 stock options outstanding as at June 30, 2009.

Following is a summary of the activities of the 2002 Stock Option Plan in the first half of 2009:
Options outstanding
Outstanding, December 31, 2008	29,800,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
--------------------------------
Outstanding, June 30, 2009	29,800,000
===================
Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	0.48	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	0.88	$0.0380	12,300,000	$0.00
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

No shares were issued under the registration statement on Form S-8 during the year 2008 and for the six months ended June 30, 2009. As at June 30, 2009 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of June 30, 2009, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity in the second quarter of 2009:

Outstanding, December 31, 2008	31,277,776
Granted during the period	-
Forfeited during the period	-
Exercised during the period	-
Expired during the period	(31,277,776)
------------------------
Outstanding, June 30, 2009	0
==============
Details of the warrants are specified in Note 7 (b), (c), (d), (h) and (o).
On February 13, 2008, 1,666,666 warrant shares were expired.
In May 2009, a total of 31,277,776 warrant shares were expired. As at June 30, 2009, there is no warrant share outstanding.

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

c) On or about December 7, 2006 the Company entered into an Equity Line of Credit Agreement ("ELOC") with Tailor-Made Capital Limited ("TMC"). Pursuant to Equity Line of Credit Agreement, the Company may at its sole discretion, periodically sell to TMC common stock for a total purchase price of up to US$2,500,000 during the two year period commencing on the effective date of the registration statement but not later than three years from the date of the ELOC. The amount of each advance is subject to a maximum amount of US$250,000, and the Company may not submit an advance within 5 trading days of a prior notice of an advance. For each common stock purchased under the ELOC, TMC will pay between 90-100% of the volume weighted average price of our common stock quoted on the Over-the-Counter Bulletin Board for the 5 days immediately preceding the notice date. As part of this agreement, the Company issued to TMC 12,500,000 common stock as commitment fee and stock warrants for a total of 31,250,000 shares of common stock. The warrants expired on May 7, 2009. The warrants had an exercise price for 15,625,000 shares of common stock at $0.030 per share and the other 15,625,000 shares of common stock at $0.036 per share.

d) On December 12, 2006, the Company also issued 138,889 stock warrants as part of commission in relation to the issuance of $50,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants had an exercise price of $0.036 per share and were expired on May 12, 2009.

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

h) On March 27, 2007, the Company issued 208,333 stock warrants as part of commission in relation to the issuance of $75,000 Convertible Debenture to TMC in respect of the Debenture Purchase Agreement. These warrants had an exercise price of $0.036 per share and were expired on May 12, 2009.

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
Loans to unrelated parties amounted to $132,588 in 2009 (2008: $132,737). The loans are unsecured, interest free and repayable on or before December 31, 2010.
NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
	As of June 30, 2009	As of December 31, 2008
	-----------------------	-----------------------
	US$	US$

Rental deposits	5,961	5,961

Utility and other deposits	633	777
Advance to suppliers	139,954	78,279
Other receivable	51,612	6,210
	-----------------------	-----------------------

	198,160	91,227
	==============	=============

NOTE 10	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	As of June 30, 2009	As of December 31, 2008
	----------------------	----------------------
Cost	US$	US$

Furniture, fixture and equipment	6,035	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-----------------------	-----------------------
	62,044	62,954
Accumulated depreciation	(28,448)	(23,103)
	-----------------------	-----------------------

	33,596	39,851
	==============	==============
NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock valued at $138,000. The shares were valued at the market price on the date of issuance.

NOTE 12	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
	As of June 30, 2009	As of December 31, 2008
	-------------------	---------------
	US$	US$

Accrued salaries and wages	150,557	130,263
Accrued interest	5,812	830
Accrued accounting, legal and consulting fee	120,998	83,048
Accrued office and related expenses	14,323	11,329
Accrued audit fee	40,000	40,000
Accrued others	31,942	21,170
Other payables	185,389	160,113
Deposit from customers	19,650	19,650
	-------------------	-------------------

	568,671	466,403
	===========	=========
NOTE 13	CONVERTIBLE DEBENTURES

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

As of June 30, 2009, the Company has an outstanding unsecured debt payable, which was reclassifies from long term debts (Note 16), of $99,645(2008: $91,200), with annual interest rate of 10%. This debt is due on May 31, 2010. The Company recorded accrued interest of $4,982 in 2009 (2008: $4,560).

NOTE 15	DUE TO OFFICERS AND DIRECTORS
The due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $982,888 as of June 30, 2009 (2008: $1,118,674).
NOTE 16	LONG-TERM DEBTS
	As of June 30, 2009	As of December 31, 2008
	--------------------------	--------------------------
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	99,645
	---------------------------	---------------------------

	2,000,000	2,099,645
	================	==============

The long term shareholder loan of $2,000,000 is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2010. In this period, this loan was reclassified to short term loan (note 14).
NOTE 17	SHARES ISSUED FOR PREPAID EXPENSES
	As of June 30, 2009	As of December 31, 2008
	--------------------------	--------------------------
	US$	US$

Balance at January 1	-	293,401
Issue of shares for service during period/year	-	-
Less: service expensed during period/year	-	(293,401)
	---------------------------	---------------------------

Balance at June 30/December 31	-	-
	================	================

NOTE 18	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2008 and 2007, the Company paid the directors and its officers and their services companies a total remuneration of $162,000 and $289,512, respectively and $24,000 for the six months period ended June 30, 2009

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears no interest for the first two years until November 25, 2007 and thereafter 8% per annum. The accrued interest for 2008 was $160,000 (2007: $16,444) and $80,000 for the six months period ended June 30, 2009.

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

Segment information about these businesses is presented below.

Advertising			Telecommunication Device		Other Services	Consolidated

For the six months ended June 30			For the six months ended June 30		For the six months ended June 30	For the six months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	12,189	41,296	29,567	5,137	-	4,968	41,756	51,401
	========	=======	=======	=======	=======	=======	=========	=========
Segment results	(22,410)	(13,504)	201	(1,973)	-	4,968	(22,209)	(10,509)
	========	=======	=======	=======	=======	=======
Unallocated corporate income							--	37

Unallocated corporate expenses							(191,417)	(570,319)
							--------------	--------------
Loss from operations							(213,626)	(580,791)

Finance costs							(85,958)	(105,903)

Loss for the period							(299,584)	(686.694)
							=========	=========
							As at June 30, 2009	As at June 30, 2008
ASSETS
Segment assets	6,821,138	7,844,102	282,087	220,067	-	-	7,103,225	8,064,169

Unallocated corporate assets							212,595	431,373
							--------------	--------------
Consolidated total assets							7,315,820	8,495,542
							=========	=========
LIABILITIES
Segment liabilities	159,979	176,084	430	30,952	-	-	160,409	207,036

Unallocated corporate liabilities							4,007,732	3,610,706
							--------------	--------------
Consolidated total liabilities							4,168,141	3,817,742
							=========	=========
Depreciation of fixed assets	5,711	5,677	660	485	-	-	6,371	6,162

	=======	=======	=======	=======	=======	=======	=========	=========
Geographical Segments The Group's customers are principally located in Hong Kong.

NOTE 20	COMMITMENTS AND CONTINGENCIES
a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the six months ended June 30, 2009 and for the year ended December 31, 2008 was $13,150 and $33,215.

Future minimum rental payments under non-cancelable operating leases for the six month ended December 31, 2009 and the year ended June 30, 2010 are $11,089 and $23,438, respectively.
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Overview
DESCRIPTION OF BUSINESS.

OVERVIEW

In September 2005, the Company refocused the efforts in advertising and media in the emerging China market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens. Our objective is to be a new age media company through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. The Company will initially focus on two main business units being "Advertising" and "Telecommunications and Mobile Computing" and "Product Services."..

OUR BUSINESS.

In March 2007, we acquired the entire issued share capital of Good World Investments Limited ("Great World") which owns 50% of Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren"). Good World is an investment holding company and Beijing Ren Ren is in the business of advertising in promoting health education and health awareness in China under the program Great Wall of China Project.

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

Due to the global economic recession and faced extreme uncertainty, advertisers in most sectors planned for the worst and cut their costs in anticipation of steep drops in revenue. In uncertain times, advertising expenditure is often treated as discretionary spending and easily reduced. It is reported that China to be the fourth largest ad market in 2009 and that China ad market will experience growth of 5.4% in 2009. These are cautiously optimistic prediction of the ad revenue, however many corporations are still facing uncertain economic times and we will need to monitor signs of economic recovery. We will move cautiously in the second half of 2009. We will monitor the economic conditions before we deploy any activities. We will also explore other markets in the Asia region for any synergistic business opportunities.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it is can advertise in hospitals and districts in China. During the period, the company did not derive any advertising income from the BRR project but has recorded $581 in relation to advertising services.

During the period we have published two editions of the Hong Kong Tourist Maps "Hong Kong Fantasy Map". Although we have received modest ad revenue from these two initial subscriptions, the ad customer responses have been very positive. We plan to issue at least 2 more editions before the end of the year. Our aim is to cater to the large number of China tourists. In future, we plan to explore working with local Chinese partners to expand to China, as we expect the tourism sector in China to grow.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media, mobile computing and other convergent devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer-term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. We expect the M.A.G.I.C. Device will provide us with a unique device to enter the information and advertising sector of the mobile society. As announced in our Form 8-K of May 21, 2009, we entered into an agreement with Advance Tech Communications Sdn. Bhd. ("ATC"), the developer of M.A.G.I.C., to establish a joint venture company to market the convergent devices worldwide (other than China and Hong Kong) developed by ATC.

The Company has recently received the latest prototype unit, know as M.A.G.I.C. S1, and it is now at the final stage of conducting compliance, functional, stability, load and usability testing on the device prior to testing by our resellers and partners. After such testing, we expect to enter into commercial production of the M.A.G.I.C. S1 unit in Q4. We are now working with potential retailers in Malaysia, India and Thailand to launch our M.A.G.I.C. S1 which is based on our S1 Platform. There will be further new release of other convergent devices based on the S1 Platform in Q1 2010.

During this period under review, the Group sold US$29,567 of netbooks in China as a prelude to selling the M.A.G.I.C. True Convergent Devices and other Multimedia Internet Devices ("MIDs") in China. We will endeavor to continue to sell other convergent devices in Hong Kong and China in the upcoming quarter to start to prepare the distribution channels for M.A.G.I.C.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. In the meantime, no revenue was derived from this business unit.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $21,800 as of June 30, 2009; a decrease from the previous period end of December 31, 2008. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

Financing and funding

On or about December 7, 2006, the Company entered into an Equity Line of Credit Arrangement ("ELOC") with a private equity firm that will purchase up to US$2.5 million of our Common Stock under certain conditions after we have successfully registered the Registration Statement with the SEC. On the same date, the Company entered into a Debenture Purchase Agreement with the same party a $125,000 convertible debenture under certain conditions. Details of both financing arrangements can be found on the Company's filing on the SEC website. The Company intended to use this funding to for working capital and to aggressively roll out its business plans. At the date of this report, the Company has draw down US$50,000 on the Equity Line of Credit but has received $125,000 under the Debenture Purchase Agreement. Furthermore the private equity firm has exercised US$15,000 in warrants. In April 2008, the Company repaid the $125,000 Convertible Debenture. In August 2008, the Company terminated the ELOC agreement except for the stock warrants issued pursuant to the ELOC Agreement. On May 12, 2009 all the remaining 30,750,000 unexercised stock warrants in respect of the ELOC Arrangement expired.

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

Results of operation.
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2008

REVENUES.

For the three months period ended June 30, 2009, the Group has realized revenue of $30,148 and a cost of revenue of $31,937, achieving a gross loss of $1,789. For the three months period ended June 30, 2008, the Group has realized revenue of $26,126 and a cost of revenue of $11,803 achieving a gross profit of $14,323. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the six months period ended June 30, 2009, the Group has realized revenue of $41,756 and a cost of revenue of $36,797, achieving a gross profit of $4,959. For the six months period ended June 30, 2008, the Group has realized revenue of $51,401 and a cost of revenue of $27,960 achieving a gross profit of $23,441. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended June 30, 2009, our gross loss was $1,789 and our total operating expenses were $114,534, all of which were selling, general and administrative expenses. We also had $43,441 in interest expenses, and loss attributable to minority interests of $4,517, so that the net loss to our shareholders for the three months period ended June 30, 2009 was $155,247. This is in comparison to the same period ended June 30, 2008, where our gross profit was $14,323 and our total operating expenses were $233,603, all of which were selling, general and administrative expenses. We also had $42,524 in interest expenses and loss attributable to minority interests of $6,333, so that the net loss to our shareholders for the three months period ended June 30, 2008 was $255,471.

For the six month period ended June 30, 2009, our gross profit was $4,959 and our total operating expenses were $226,836, all of which were selling, general and administrative expenses. We also had $85,958 in interest expenses, and loss attributable to minority interests of $8,251, so that the net loss to our shareholders for the six months period ended June 30, 2009 was $299,584. This is in comparison to the same period ended June 30, 2008, where our gross profit was $23,441 and our total operating expenses were $615,989, all of which were selling, general and administrative expenses. We also had $37 in interest income, $105,903 in interest expenses and loss attributable to minority interests of $11,720, so that the net loss to our shareholders for the six months period ended June 30, 2008 was $686,694.

Liquidity and Capital Resources

As at June 30, 2009, the Company had cash and cash equivalents totaling $21,800, other current assets of $330,748 and non-current assets totaling $6,963,272 which were represented by $33,596 in fixed assets, $138,000 in distribution rights and $6,791,676 in goodwill. The total assets of the Company were $7,315,820 as of June 30, 2009. We also had current liabilities of $2,008,162 which were represented by $430 in accounts payable, $568,671 in accruals, $99,645 in short term debt, $982,888 due to related parties, $356,528 due to a shareholder as of June 30, 2009. We also had $2,000,000 in long-term shareholders loan and $159,979 in minority interests as of June 30, 2009, made our total liabilities $4,168,141.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2009.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended June 30, 2009 the Company incurred net losses of $155,247 and has accumulated losses of $6,034,782 as at June 30, 2009. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements. The Company has no off balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit

2.1	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (1)
2.2	Stock Purchase Agreement with Central Star Holdings Limited. (2)
2.3	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (3)
3.1	Articles of Incorporation (4)
3.1.1	Certificate of Amendment to Articles of Incorporation (5)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(13)
3.2	Bylaws (4)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (6)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (7)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (8)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (8)
4.5	Warrants to Purchase Common Stock (9)(10)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (9)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(9).
10.3	2002 Stock Option Plan (11)
10.4	2007 Stock Incentive Plan (12)
10.5	Second Amendment Agreement (14)
10.6	Termination Letter Agreement (15)
31*	Certification as required by Rule 13a-14(a)/15d-14(a).
32*	Certification as required by 18 U.S.C. Section 1350.

Notes
1.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
4.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
8.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
9.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
11.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
12.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
14.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
15.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Group Corporation
a Texas corporation

/s/ Cheng Pheng Loi
---------------------------------------
Cheng Pheng Loi
Chief Executive Officer

China Media Group Corporation
a Texas corporation

/s/ Con Unerkov
---------------------------------------
Con Unerkov
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Cheng Pheng Loi	August 12, 2009
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer
President, director

Exhibit 31.1

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Cheng Pheng Loi, certify that:

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
Date: August 12, 2009
/s/ Cheng Pheng Loi
-----------------------
Cheng Pheng Loi
Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a)

Certification of Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Con Unerkov, certify that:

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
Date: August 12, 2009
/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Cheng Pheng Loi
--------------------------
Cheng Pheng Loi
Chief Executive Officer
August 12, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
Chief Financial Officer
August 12, 2009