Form 10-Q
period 2009-09-30
China Media Group CORP
filed 2009-11-18
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended September 30, 2009

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

Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [   ] No[ x ]

The number of common equity shares outstanding as of October 31, 2009 was 534,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008
Condensed Consolidated Statements of Operations for the nine months period ended September 30, 2009 and September 30, 2008
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007, and for the nine months period ended September 30, 2009
Condensed Consolidated Statements of Cash Flows for the nine months periods ended September 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

		September 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
	Notes	-----------------	---------------------
		US$	US$
ASSETS
Current Assets:
Cash and cash equivalents		19,561	67,764
Accounts receivables		35,323	5,807
Loans to unrelated parties	8	132,665	132,737
Prepayments, deposit and other receivables	9	271,094	91,227
		---------------------	---------------------
Total current assets		458,643	297,535

Non-current assets
Property and equipments, net	10	30,469	39,851
Advance payment for distribution rights	11	138,000	138,000
Goodwill		6,791,676	6,791,676
		---------------------	---------------------
		6,960,145	6,969,527
		---------------------	---------------------
		7,418,788	7,267,062
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		-	430
Other payables and accruals	12	626,198	466,403
Convertible debentures	13	-	-
Short term debt	14	99,645	-
Due to officer and directors	15	1,101,137	1,118,674
Due to a shareholder		396,528	16,528
		---------------------	---------------------
Total current liabilities		2,223,508	1,602,035
		---------------------	---------------------
Long-term debt	16	2,000,000	2,099,645
Minority interest		156,221	168,230

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450 (2008: 534,132,450) shares issued and outstanding	6	7,428,902	7,428,902
Additional paid-in-capital		1,735,702	1,660,183
Shares issued for prepaid consulting services	17	-	-
Comprehensive income		43,304	43,265
Accumulated deficits		(6,168,849)	(5,735,198)
		---------------------	---------------------
Total stockholders' equity		3,039,059	3,397,152
		---------------------	---------------------
		7,418,788	7,267,062
		============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2009 AND 2008

	Three months periods		Nine months periods
	Ended September 30		Ended September 30
	----------------------------------------		-----------------------------------------
	2009	2008	2009	2008
	-----------------	-----------------	-----------------	---------------
	US$	US$	US$	US$

Net revenue	37,309	26,314	79,065	77,715

Cost of revenue	(16,457)	(11,811)	(53,254)	(39,771)
	-----------------	-----------------	----------------	---------------
Gross profit	20,852	14,503	25,811	37,944

Operating expenses:
Impairment of goodwill	-	1,000,000	-	1,000,000
Selling, general and administrative expenses	116,186	253,725	343,022	869,715
	-----------------	-----------------	---------------	---------------
Loss from operations before other expense	(95,334)	(1,239,222)	(317,211)	(1,831,771)

Other income / (expenses)
Interest income	-	-	-	37
Interest expenses	(42,291)	(41,723)	(128,449)	(147,626)
	-----------------	-----------------	-----------------	--------------
Net loss before minority interests	(137,825)	(1,280,945)	(445,660)	(1,979,360)
Minority interest	3,758	4,192	12,009	15,912
	-----------------	-----------------	-----------------	--------------
Net loss	(134,067)	(1,276,753)	(433,651)	(1,963,448)
	-----------------	-----------------	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	274	459	39	26,405
	-----------------	-----------------	-----------------	--------------
Comprehensive loss	(133,793)	(1,276,294)	(433,612)	(1,937,043)
	==========	==========	==========	==========

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	==========	==========	==========	==========
Basic and diluted weighted average number of common shares *	534,132,450	530,762,885	534,132,450	526,329,914
	==========	==========	==========	==========

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended September 30, 2009 and 2008 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

			Additional				Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity
	-----------------------	-----------------	---------------------	----------------------	--------------------	---------------------	----------------------
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2007	361,274,145	776,670	576,936	-	(55,375)	(1,854,257)	(556,026)

Issuance of shares for staff	11,731,542	312,232	116,337	-	-	-	428,569

Issuance of shares for share investment	3,518,518	190,000	-	-	-	-	190,000

Issuance of shares for acquisition of subsidiary	125,000,000	6,000,000	-	-	-	-	6,000,000

Issuance of shares for services	17,476,666	85,000	603,420	-	(238,026)	-	450,394

Exercise of warrants	500,000	15,000	-	-	-	-	15,000

Sell shares under ELOC Agreement	2,000,000	50,000	-	-	-	-	50,000

Issuance of warrants	-	-	15,590	-	-	-	15,590

Options granted	-	-	62,208	-	-	-	62,208

Issuance of convertible debenture			75,000	-	-	-	75,000

Comprehensive income	-	-	-	20,766	-	-	20,766

Net loss	-	-	-	-	-	(1,728,032)	(1,728,032)
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2007 and January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Amortization of options granted	-	-	75,519	-	-	-	75,519
Comprehensive income	-	-	-	39	-	-	39
Net loss	-	-	-	-	-	(433,651)	(433,651)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at September 30, 2009	534,132,450	7,428,902	1,735,702	43,304	-	(6,168,849)	3,039,059
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine months period ended September 30
	-------------------------------------------
	2009	2008
	-----------------	-----------------
	US$	US$
Cash flows from operating activities:
Net Loss	(433,651)	(1,963,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,382	9,152
Minority interest	(12,009)	(15,912)
Impairment on goodwill	-	1,000,000
Common stock issuance for termination of ELOC agreement	-	60,000
Common stock issuance for services	-	274,733
Common stock issuance for extension of repayment of convertible debentures	-	50,000

Option expenses for employee compensation	75,519	75,519
Amortization of convertible debenture	-	17,742
Changes in assets and liabilities:
Prepaid expenses, deposit and other receivables	(179,867)	(7,386)
Account receivable	(29,516)	(14,396)
Loan receivable	72	-
Accounts payable and accrued expenses	159,365	26,038
Short term debt	99,645	5,070
Long term debt	(99,645)
Due to related parties	(17,537)	364,369
Due to a shareholder	380,000	137,759
	------------------	------------------
Net cash (used in) / generated from operating activities	(48,242)	19,240
Cash flows from investing activities:
Purchase of property and equipment	-	(3,385)
	------------------	------------------
Net cash used in investing activities	-	(3,385)

Cash flows from financing activities:
Repayment of convertible debenture	-	(125,000)
	------------------	------------------
Net cash used in financing activities	-	(125,000)
	------------------	------------------
Net decrease in cash and cash equivalents	(48,242)	(109,145)
Effect of exchange rate changes on cash and cash equivalents	39	26,405
Cash and cash equivalents, beginning	67,764	107,903
	------------------	------------------
Cash and cash equivalents, ending	19,561	25,163
	===========	===========
Supplemental disclosure of cash flow information:
Interest paid	128,449	147,626
	===========	===========
Income taxes paid	-	-
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION
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

In May 2009, the Company established a 50/50 joint venture company, ATC Marketing Limited, which is to be in the business of marketing and distributing of convergent multimedia communication and internet devices

In September 2009, the Company acquired a 51% interest in Premium Multimedia Sdn. Bhd., which is to be in the business of outdoor media business

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

Principles of Consolidation

The consolidated financial statements for the nine months period ended September 30, 2009 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd., and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding. status and/or controlling of the Board of Directors.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.
All significant inter-company transactions and balances have been eliminated on consolidation.

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during year. Diluted loss per common share for the nine months ended September 30, 2009 and year ended December 31, 2008 are not presented as it would be anti-dilutive.

Fair Value Measurements and Disclosures

ASC 820 "Fair Value Measurements and Disclosures" codified SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". ASC 820 applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

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

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock-based compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $2,159 and 3,057 for the year December 31, 2008 and 2007, respectively and $542 for the nine months ended September 30, 2009.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2009, the comprehensive income was $43,304, and $43,265 in 2008, differences were immaterial.

Recent Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company's financial position or results of operations.

Recently Issued Standards

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2009, the Company has incurred an accumulated deficits totaling $6,168,849 and its total assets exceed its total liabilities by $3,039,059. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The goodwill of the above transaction is measured and recognized according to SFAS 141 (revised 2007) Business Combination, which is the difference between the purchase price and total assets less total liabilities and minority interest. The carrying value of Goodwill is $7,791,676. No amortization was provided in 2007 and 2008. In 2008 a $1,000,000 impairment charge was made.

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
Stock Options

The Company adopted ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

2002 Stock Option Plan

Effective on October 11, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees and directors. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 29,800,000 stock options outstanding as at September 30, 2009.

Following is a summary of the activities of the 2002 Stock Option Plan for the nine months ended September 30, 2009:
Options outstanding
Outstanding, December 31, 2008	29,800,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
------------------------------
Outstanding, September 30, 2009	29,800,000
===================
Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
12/23/2006	$0.0365	17,500,000	0.23	$0.0365	17,500,000	$0.00
5/18/2007	$0.0380	12,300,000	0.63	$0.0380	12,300,000	$0.00
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The outstanding 17,500,000 stock options granted on December 23, 2006:
Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0
ii) The outstanding 12,300,000 stock options granted on May 18, 2007:
Grant date:	5/18/2007
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	139%
Expected dividend yield	0

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

No shares were issued under the registration statement on Form S-8 during the year 2008 and for the nine months ended September 30, 2009. As at September 30, 2009 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of September 30, 2009, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity in the third quarter of 2009:

Outstanding, December 31, 2008	31,277,776
Granted during the period	-
Forfeited during the period	-
Exercised during the period	-
Expired during the period - May 2009	(31,277,776)
------------------------
Outstanding, September 30, 2009	0
==============
Details of the warrants are specified in Note 7 (b), (c), (d), (h) and (o).
On February 13, 2008, 1,666,666 warrant shares were expired.
In May 2009, a total of 31,277,776 warrant shares were expired. As at September 30, 2009, there is no warrant share outstanding.

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
Loans to unrelated parties amounted to $132,665 in 2009 (December 31, 2008: $132,737). The loans are unsecured, interest free and repayable on or before December 31, 2010.
NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
	As of September 30, 2009	As of December 31, 2008
	-----------------------	-----------------------
	US$	US$

Rental deposits	5,961	5,961

Utility and other deposits	504	777
Advance to suppliers	204,534	78,279
Other receivable	60,095	6,210
	-----------------------	-----------------------

	271,094	91,227
	==============	=============

NOTE 10	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	As of September 30, 2009	As of December 31, 2008
	----------------------	----------------------
Cost	US$	US$

Furniture, fixture and equipment	6,035	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-----------------------	-----------------------
	62,044	62,954
Accumulated depreciation	(31,575)	(23,103)
	-----------------------	-----------------------

	30,469	39,851
	==============	==============

NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock valued at $138,000. The shares were valued at the market price on the date of issuance.

NOTE 12	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
	As of September 30, 2009	As of December 31, 2008
	-------------------	---------------
	US$	US$

Accrued salaries and wages	33,027	130,263
Accrued interest	8,304	830
Accrued accounting, legal and consulting fee	138,153	83,048
Accrued office and related expenses	15,294	11,329
Accrued audit fee	40,000	40,000
Accrued others	15,662	21,170
Other payables	347,108	160,113
Deposit from customers	19,650	19,650
	-------------------	-------------------

	626,198	466,403
	===========	=========
NOTE 13	CONVERTIBLE DEBENTURES

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

As of September 30, 2009, the Company has an outstanding unsecured debt payable, which was reclassifies from long term debts (Note 16), of $99,645 (December 31, 2008: $nil), with annual interest rate of 10%. This debt is due on May 31, 2010. The Company recorded accrued interest of $7,473 for the nine months ended September 30, 2009 (December 31, 2008: $nil).

NOTE 15	DUE TO OFFICERS AND DIRECTORS

The due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,101,137 as of September 30, 2009 (December 31, 2008: $1,118,674).

NOTE 16	LONG-TERM DEBTS
	As of September 30, 2009	As of December 31, 2008
	--------------------------	--------------------------
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	99,645
	---------------------------	---------------------------

	2,000,000	2,099,645
	================	==============

The long term shareholder loan of $2,000,000 is unsecured, repayable on November 25, 2010. This long term loan bears no interest for the first two years to November 25, 2007 and thereafter 8% per annum.

The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2010. In this period, this loan was reclassified to short term loan (note 14).
NOTE 17	SHARES ISSUED FOR PREPAID EXPENSES
	As of September 30, 2009	As of December 31, 2008
	--------------------------	--------------------------
	US$	US$
Balance at January 1	-	293,401
Issue of shares for service during period/year	-	-
Less: service expensed during period/year	-	(293,401)
	---------------------------	---------------------------

Balance at September 30/December 31	-	-
	================	================

NOTE 18	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2008 and 2007, the Company paid the directors and its officers and their services companies a total remuneration of $162,000 and $289,512, respectively and $36,000 for the nine months period ended September 30, 2009

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears no interest for the first two years until November 25, 2007 and thereafter 8% per annum. The accrued interest for 2008 was $160,000 (2007: $16,444) and $120,000 for the nine months period ended September 30, 2009.

On July 1, 2009, the Group entered into a consulting agreement with Mr. Cheng Pheng Loi, the CEO of the Company. According to the agreement, Mr Loi will receive a consulting fee of USD3,000 per month and this agreement is cancelable by either party by giving 30 days notice.

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

Segment information about these businesses is presented below.

Advertising			Telecommunication Device		Other Services	Consolidated
-------------------------			-----------------------		------------------------	-------------------------------

For the nine months ended September 30			For the nine months ended September 30		For the nine months ended September 30	For the nine months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	49,498	67,609	29,567	5,137	-	4,969	79,065	77,715
	========	=======	=======	=======	=======	=======	=========	=========
Segment results	(14,931)	(1,012,809)	201	(1,973)	-	(1,031)	(14,730)	(1,015,813)
	========	=======	=======	=======	=======	=======
Unallocated corporate income							--	37

Unallocated corporate expenses							(290,784)	(800,046)
							--------------	--------------
Loss from operations							(305, 202)	(1,815,822)

Finance costs							(128,449)	(147,626)

Loss for the period							(433,651)	(1,963,448)
							=========	=========
							As at September 30, 2009	As at September 30,2008
ASSETS
Segment assets	6,853,664	6,843,926	346,338	221,242	-	-	7,200,002	7,065,168

Unallocated corporate assets							218,786	412,898
							--------------	--------------
Consolidated total assets							7,418,788	7,478,066
							=========	=========
LIABILITIES
Segment liabilities	156,221	171,892	-	10,718	-	-	156,221	182,610

Unallocated corporate liabilities							4,223,508	3,748,778
							--------------	--------------
Consolidated total liabilities							4,379,729	3,931,388
							=========	=========
Depreciation of fixed assets	8,562	8,528	990	757	-	-	9,552	9,285

Impairment of goodwill	-	1,000,000	-	-	-	-	-	1,000,000
	=======	=======	=======	=======	=======	=======	=========	=========
Geographical Segments The Group's customers are principally located in Hong Kong.

NOTE 20	COMMITMENTS AND CONTINGENCIES
a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the nine months ended September 30, 2009 and for the year ended December 31, 2008 was $18,535 and $33,215.

Future minimum rental payments under non-cancelable operating leases at September 30, 2009 and as at December 31, 2008 are $5,128 and $23,438, respectively.
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Overview
DESCRIPTION OF BUSINESS.

OVERVIEW

In September 2005, the Company refocused the efforts in advertising and media in the emerging China market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens. Our objective is to be a new age media company through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. The Company will initially focus on two main business units being "Advertising" and "Telecommunications and Mobile Computing" and "Product Services."

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

During the period we have published one edition of the Hong Kong Tourist Maps "Hong Kong Fantasy Map". This is our third edition and the ad customers has been very positive. We plan to issue one edition for the Christmas and New Year holiday season before the end of the year. In future, we plan to explore working with local Chinese partners to expand to China to serve the growing tourist market in China.

On September 25, 2009 we acquired 51% interests in Premium Multimedia Sdn. Bhd, a Malaysia corporation, that has been dormant, for our outdoor media business in Kuala Lumpur. Since the acquisition, PMSB has received approval for 29 outdoor signs in and around Kuala Lumpur, of which 19 outdoor signs has already been constructed. PMSB has also entered into 2 contracts to sell two of these outdoor boards in Q4 2009. In addition, PMSB has acquired one unipole board from its local partner and is in the process of selling this board to the market in Q4 2009. We expect that we will be able to acquire additional outdoor board locations in 2010.

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

In the previous quarter, the Company received the latest prototype unit, know as M.A.G.I.C. S1, and after conducting compliance, functional, stability, load and usability testing on the device and discussion with our resellers and partners, we have decided to focus on the new platform wCube which is based on the Windows XP/Seven operating system. The first prototype should be available in Q1 2001.

During this quarter under review, the Group did not earn any revenue in this Convergent Device segment. The Company however is exploring a 10" Pen Touch computer device for sale with its key customers as a prelude to selling the M.A.G.I.C. True Convergent Devices and other Multimedia Internet Devices ("MIDs") in China. We will endeavor to continue to sell other convergent devices in Hong Kong and China in the upcoming quarter to start to prepare the distribution channels for M.A.G.I.C.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. In this quarter under review, no revenue was derived from this business unit.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $19,561 as of September 30, 2009; a decrease from the previous period end of December 31, 2008. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2008

REVENUES.

For the three months period ended September 30, 2009, the Group has realized revenue of $37,309 and a cost of revenue of $16,457, achieving a gross loss of $20,852. For the three months period ended September 30, 2008, the Group has realized revenue of $26,314 and a cost of revenue of $11,811 achieving a gross profit of $14,503. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the nine months period ended September 30, 2009, the Group has realized revenue of $79,065 and a cost of revenue of $53,254, achieving a gross profit of $25,811. For the nine months period ended September 30, 2008, the Group has realized revenue of $77,715 and a cost of revenue of $39,771 achieving a gross profit of $37,944. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended September 30, 2009, our gross profit was $20,852 and our total operating expenses were $116,186, all of which were selling, general and administrative expenses. We also had $42,491 in interest expenses, and loss attributable to minority interests of $3,758, so that the net loss to our shareholders for the three months period ended September 30, 2009 was $134,067. This is in comparison to the same period ended September 30, 2008, where our gross profit was $14,503 and our total operating expenses were $253,725, all of which were selling, general and administrative expenses. We also had $41,723 in interest expenses, $1,000,000 in impairment on goodwill and loss attributable to minority interests of $4,192, so that the net loss to our shareholders for the three months period ended September 30, 2008 was $1,276,753.

For the nine month period ended September 30, 2009, our gross profit was $25,811 and our total operating expenses were $343,022, all of which were selling, general and administrative expenses. We also had $128,449 in interest expenses, and loss attributable to minority interests of $12,009, so that the net loss to our shareholders for the nine months period ended September 30, 2009 was $433,651. This is in comparison to the same period ended September 30, 2008, where our gross profit was $37,944 and our total operating expenses were $869,715, all of which were selling, general and administrative expenses. We also had $37 in interest income, $147,626 in interest expenses, $1,000,000 in impairment on goodwill and loss attributable to minority interests of $15,912, so that the net loss to our shareholders for the nine months period ended September 30, 2008 was $1,963,448.

Liquidity and Capital Resources

As at September 30, 2009, the Company had cash and cash equivalents totaling $19,561, other current assets of $439,082 and non-current assets totaling $6,960,145 which were represented by $30,469 in fixed assets, $138,000 in distribution rights and $6,791,676 in goodwill. The total assets of the Company were $7,418,788 as of September 30, 2009. We also had current liabilities of $2,223,508 which were represented by $nil in accounts payable, $626,198 in accruals, $99,645 in short term debt, $1,101,137 due to related parties, $396,528 due to a shareholder as of September 30, 2009. We also had $2,000,000 in long-term shareholders loan and 156,221 in minority interests as of September 30, 2009, made our total liabilities $4,379,729.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2009.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended September 30, 2009 the Company incurred net losses of $134,067 and has accumulated losses of $6,168,849 as at September 30, 2009. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements. The Company has no off balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit

2.1	Non-Blinding Stock Purchase Agreement with Dongguan Zhishixin Advertising Limited to acquire 52.3% controlling interests in Zhishixin. (1)
2.2	Stock Purchase Agreement with Central Star Holdings Limited. (2)
2.3	Sales and Purchase Agreement to purchase the entire share capital of Good World Investments Limited. (3)
3.1	Articles of Incorporation (4)
3.1.1	Certificate of Amendment to Articles of Incorporation (5)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(13)
3.2	Bylaws (4)
4.1	Consultancy Agreement between China Media Group Corporation and Waterville Investment Research, Inc. (6)
4.2	Consultancy Agreement between China Media Group Corporation and Uptick Limited. (7)
4.3	Executive Services Agreement between China Media Group Corporation and Con Unerkov (8)
4.4	Executive Services Agreement between China Media Group Corporation and Alex Ho (8)
4.5	Warrants to Purchase Common Stock (9)(10)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (9)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(9).
10.3	2002 Stock Option Plan (11)
10.4	2007 Stock Incentive Plan (12)
10.5	Second Amendment Agreement (14)
10.6	Termination Letter Agreement (15)
31*	Certifications as required by Rule 13a-14(a)/15d-14(a).
32*	Certifications as required by 18 U.S.C. Section 1350.

Notes
1.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 7, 2006.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
3.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 15, 2007.
4.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on November 28, 2006.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 4, 2006.
8.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
9.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
11.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
12.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
13.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
14.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
15.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Group Corporation
a Texas corporation

/s/ Cheng Pheng Loi
---------------------------------------
Cheng Pheng Loi
Chief Executive Officer Principal executive officer

China Media Group Corporation
a Texas corporation

/s/ Con Unerkov
---------------------------------------
Con Unerkov
Chief Financial Officer Principal executive officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Cheng Pheng Loi	November 18, 2009
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer
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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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
Date: November 18, 2009
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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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
Date: November 18, 2009
/s/ Con Unerkov
-----------------------
Con Unerkov
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Cheng Pheng Loi, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 18, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China Media Group Corporation a Texas corporation (the "Company") on Form 10-Q for the three months period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Con Unerkov, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 18, 2009