Form 10-K
period 2009-12-31
China Media Group CORP
filed 2010-04-14
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by nonaffiliates (264,863,023 shares) of the registrant based upon the per share closing price of $0.0025 on December 31, 2009 was approximately $662,157.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of March 31, 2010, there were 534,132,450 no par value common stock of the Company issued and outstanding.
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

References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", " probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements appear in a number of places in this Form 10-K report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	34

SIGNATURES	36

PART I

ITEM 1. BUSINESS.

Company

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate our mission, the Company initially established 4 strategic business units: "Television", "Advertising" "Print" and "Telecommunications and Mobile Computing". However due to the lack of financial and other resources available to the Company in the near future, the Company will now only focus on "Advertising" and "Telecommunication and Mobile Computing" units, and introduce a business unit "Products Services" in the coming year.

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

In 2008, our advertising business unit commenced its operations through the providing advertising services and we expect to commence our outdoor advertising placements through Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren") in the coming year, subject to available resources.

In 2009, the Company entered into agreement to commence working on billboards business in Malaysia. We expect that this business venture in Malaysia will be complimentary to our outdoor advertising business in China. After sorting out the administrative matters, we expect the Malaysia outdoor business to bring revenue and positive results in 2010.

In late 2009, the Group has commenced selling advertising for digital kiosk signs in Hong Kong and we expect to expand this sector to China in 2010.
Our activities are based predominately in the People's Republic of China ("PRC"), but we expect to commence adverting operations in Malaysia in the coming year.

Corporate Strategy

Our goal is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. Key elements to our strategy include the following:

-	Increase our value to customers by developing a nationwide advertising platform. We intend to develop a nationwide advertising platform in China so that our customers can conduct country wide advertising through one supplier.
-	Increase our value with the healthcare industry to advertise through us. We intend to expand on the ad/sign placement at hospitals so that we can create a network of hospitals for the healthcare companies to advertise.
-	Continue to explore complimentary acquisitions. We intend to continue to seek acquisitions of companies or strategic relationships that will allow us to acquire more ad/sign placements or to develop more distribution channels or create more applications for our M.A.G.I.C. Convergent device.
-	Increase our product services unit to establish and promote our brands by leveraging on our advertising platform.

2009 Products & Services Overview

Although we have established 4 business units, we have only started activities in two of them; those are "Advertising" and "Telecommunication and Mobile". After adding the Product Services business unit, we will have three business units in operation. A brief review and description of these three business units' operation strategies are described below.

Advertising Unit

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

Our goal is to develop a network of nationwide ad/sign locations in China on our own or through our cooperative partners so that we can offer our customers nationwide advertising coverage. We will establish our ad placements in major cities and work with the governmental bodies to secure high profile ad placement sites.

Furthermore, we will utilize the advertisement place inside and outside the hospitals to capture the advertising positions in the health sector. Our strategy is to invite domestic and international healthcare companies to place advertisement in these hospitals. Our goal is to co-ordinate with hospitals nationwide so that we can deliver our health awareness and health education messages across all China.

Due to the long lasting adverse effect of the economic turmoil from the second half of 2008, many corporations have reduced their advertising budgets in 2009. Therefore our outdoor advertising business did not progress in China in 2009. We believe that the China advertising market re-bounce will be significant and will provide excellent opportunities for the Group. For 2010, we plan to re-activate the outdoor advertising markets and to raise the adequate capital to roll out the Beijing Ren Ren outdoor project.

In late 2009, the Group was appointed as an exclusive advertising agent for interactive digital media kiosk in Hong Kong. There are plans to have these kiosks deployed in tourist attractions, hotels and shopping malls in 2010. These kiosks offer 2 dimensions and 3 dimensions travel map of Hong Kong targeting tourists. The kiosks also provide location based directory listing with interactive searches. Video ads are also made available on these kiosks. We expect to have revenue from this business in 2010.

Telecommunications and Mobile Computing Unit

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access through telecommunication media is through cooperation with existing networks or to establish select networks. However our longer term strategy is to establish a partnership with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is the next generation convergent device that has the full capabilities of a notebook computer but shrink down to the size of a PDA phone. During the year, the Company received the prototype unit "M.A.G.I.C. Shiv 1" or "S1" and conducted the compliance, functional, stability, load and usability tests. However after analyzing the market, we decided to proceed with the next platform M.A.G.I.C. W3 which feature a more superior specs and functionality. We believe that the W3 will be positioned as the high end convergent device for professional users running special applications.

We expect the M.A.G.I.C. W3 will be an unique convergent device to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by Q3 2010.

In 2009, we have also entered into a joint venture with Advance Tech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company.

Products Services Unit

Our Products Services Unit intends to build brands loyalty and to take advantage of our contacts, distribution network and trading partners. We will leverage on our advertising platform to promote our own brands for select products. This will uniquely position our Product Services for brand awareness and develop a long term business unit that will serve both consumers and industries.

We plan to distribute products that would leverage on our current business activities and programs. We are reviewing certain operations and products that fall under the guidelines of the Millennium Development Goals program. We hope to have one of these operations and products starting in the first half of 2010.

Marketing & Sales Overview

Subject to limited resources available to the Group we plan to secure ad/sign placements in districts in China under our Great Walls of China Project. We plan to co-operate with international advertising firms to place out the advertising on these ad/sign placements on either an agent or outsourced basis. We plan to work with our government sponsors to secure ad/sign placements. We will recruit a team to manage the 10 largest cities in China where we would secure, manage and administer ad/sign placements for these cities. For the other cities we will look for partners or agents to work with us to secure ad/sign placements. Once we have certain ad/sign placements network for the second-tier cities, we will approach advertising agencies to sell these ad/sign placements to their customers.

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

With the emergence of newer convergent device technologies, there is an opportunity for us to offer convergent devices and applications and solutions that have more functionality than traditional mobile devices. The new devices are easier to integrate with existing data and video applications and systems, and are easier to maintain and administer. We believe that the rate of adoption of convergent device and its applications and solutions by corporate executives and innovative applications will accelerate the adaptation of our M.A.G.I.C. Convergent device is recognized as more secure, and more functional in internet-based applications. We believe mobile executives will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

Based on these foreseeable trends, the capacity provided by our advertising and convergent devices will have a market niche. We believe we are well-positioned to offer advertising on a nationwide basis by combining both traditional and new age advertising for the mobile society.

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

Employees

As of the date of this report, we have approximately 5 full time and 4 part time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

Facilities

We currently lease and occupy 1,000 square feet of office space in Hong Kong for our executive and administrative office at a cost of about $2,000 per month. The lease expires in December 2011. We also share a 300 square feet office in Kuala Lumpur, Malaysia as our Southeast Asia office, which is free of rent. The other operating office is located in Beijing where we have a 300 square feet administration office. We do not have a written lease or sublease agreement for the office location in Beijing. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

We have a history of net losses. For the years ended December 31, 2009, 2008 and 2007, our net losses have been $2.53 million, $2.15 million and $1.73 million, respectively. As of December 31, 2009, we had accumulated deficits of $8.26 million. If we do achieve profitability in the future, we may not be able to sustain or increase our profitability in the future.

If we are unable to obtain additional funds from other financings we may have to curtail the scope of our operations significantly and alter our business model.

We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we may need to raise additional funds, from equity or debt sources. Our cash requirements are substantial and our current financing arrangement through the warrants are insufficient to meet our cash needs in the future If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current or planned levels. In addition, any failure to raise additional funds in the future may result in our inability to successfully secure our advertising platform, take advantage of business opportunities or respond to competitive pressures, any of which circumstances could have a material adverse effect on our financial condition and results of operations.

We have incurred losses since our inception and we may not achieve or maintain profitability.

We have not been profitable in any fiscal period since our inception and may not be profitable in future periods. At December 31, 2009, we had accumulated deficits of approximately $8.26 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as the development of our advertising platform and infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to obtain necessary financing or to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.

As of December 31, 2009, we had a working capital deficit of approximately $1.84 million. We have no committed sources of additional capital to finance the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficits, and accumulated deficits, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop our advertising and mobile devise businesses, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure that any financing will be available to us at any time in the future, in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional advertising and mobile device businesses and capabilities.

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

We commenced our advertising and mobile devices operations in April 2006 with a very limited operating history for these operations due to the lack of operating resources. Our operating results to date relate principally to advertising and the mobile device business. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future operations in China. Due to our limited history and lack of resources, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from anticipated transactions. If our advertising and mobile device business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and to the market price of our stock may decline.

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

Our principal focus is on our advertising and mobile device businesses in the People's Republic of China, which we are creating through the acquisition of various entities and assets, and organic growth. These potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2009. Even if we closed potential acquisitions, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include in its annual report a management report on such company's internal controls over financial reporting which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2010. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal financial controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal financial controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with and the rules adopted by the SEC.

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

We commenced our mobile device and advertising services operations in early 2006. We anticipate continuous developing of our business in 2010 as we focus growth in our - customer base and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and results of operations.

Starting in 2008 till now, the current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and liquidity have tightened in much of the world. Some of our customers in China may face business downturn and credit issues, and could experience cash flow problems and other financial hardships, which could affect timeliness of advertising through our platform. Consumer confidence and spending are down significantly in China and USA.

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

Goodwill accounted for over 91% of the carrying value of our total assets as of December 31, 2009. Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, had a carrying value of $4,791,676 million as of December 31, 2009, representing 91% of total Company assets. Goodwill is recorded at fair value on the date of acquisition and is reviewed at least annually for potential impairment. To date, we have recognized a total impairment charge of $3,000,000. Impairment may result from, among other things, deterioration in the performance of our operations, adverse market conditions, and adverse changes in applicable laws or regulations. In 2009, we recognized a $2 million (2008: $1 million) impairment charge due to the recent adverse economic conditions. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs, and could have a material impact on our consolidated financial statements.

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

OUR FACILITIES. As at December 31 2009, our executive and administrative office is located at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong. The Company uses about 1,000 square feet of this office at a cost of about US$2,000 per month. The lease expires in 18 December 2011.

The other operating office is located at Beijing at No. 43, Na Yuan Bei Road, Feng Tai District, Beijing, China where we have a 150 sq. ft. administration office to handle enquiry. The lease is for one year expiring at December 31, 2010 and at a monthly rent of about US$430.

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2009 was $ 0.0025 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2009	$0.0085	$0.005
Third Quarter 2009	$0.003	$0.00131
Second Quarter 2009	$0.0045	$0.002
First Quarter 2009	$0.006	$0.003

Fourth Quarter 2008	$0.009	$0.0030
Third Quarter 2008	$0.009	$0.0050
Second Quarter 2008	$0.013	$0.0030
First Quarter 2008	$0.021	$0.0055

HOLDERS.

The number of record holders of our common stock as of March 5, 2010, was approximately 60 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

STOCK OPTIONS.

We have two equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The following table presents information relating to these plans as of December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION.

Plan Category	Number of Securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
--------------------------------	------------------------	-------------------------	------------------------
Equity compensation plans approved by security holders	12,300,000	$0.0365	177,011,112
--------------------------------	------------------------	-------------------------	------------------------

Equity compensation plans not approved by security holders	5,811,300	-	32,588,700
--------------------------------	------------------------	-------------------------	------------------------
Total	18,111,300	$0.0365	209,599,812
--------------------------------	------------------------	-------------------------	------------------------

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

On December 23, 2006 and May 18, 2007, the Board of Directors authorized and approved the grant of stock options to acquire an aggregate of 21,800,000 shares and 12,300,000 shares respectively under the 2002 Stock Option Plan to key employees, directors and officers. In 2007, 4,300,000 stock options were cancelled due to resignation of optionholders. In 2009, 17,500,000 stock options expired.

There were no stock options issued in 2009. As of December 31, 2009 there were a total of 12,300,000 outstanding stock options to purchase shares of our Common Stock under the 2002 Stock Option Plan.

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

In 2007, the Company issued 5,811,300 shares under the 2007 Stock Incentive Plan.

In 2008 and 2009, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2009, (i) the Company has issued 5,811,300 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 32,588,700 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES. No repurchases of our common stock were made during the fourth quarter and during our fiscal year ended December 31, 2009.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

-	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
-	a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
-	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
-	a toll-free telephone number for inquiries on disciplinary actions;
-	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

-	the bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Year ended December 31, 2009 compared with year ended December 31, 2008
GENERAL

The Company has its operating office at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong since January 2008. The Company currently sells mobile devices and advertising services in Hong Kong. During the year, the Company incurred a loss of $2,533,221 compared to a loss of $2,130,410 in the prior year.

Results of Operations

For the year ended December 31, 2009, net sales was $139,889 as compared to the prior year of $88,450, representing an increase of about 58%. These sales were media interest devices, advertising and marketing services. In 2008, the sales were mobile devices, other services, and advertising.

For the year ended December 31, 2009, the cost of goods sold was $54,600 as compared to the prior year of $44,702, making our gross profit of $85,289 (2008: $43,748) for the year.

For the year ended December 31, 2009 operating expenses were $468,820 as compared $1,026,407, a decrease of 54% from the prior year. In 2009, the major component in the operating expenses were consulting services of $74,288 (2008: 165,836), marketing and research expenses of $nil (2008: $259,668), and salaries of $199,459 (2008: $268,064). The Company also entered into stock based compensation and recorded option expenses of $100,692 (2008: $100,692) in respect of stock options issued to employees in 2007. Overall the selling, general administration expenses were similar in other respects once the above factors are taken into account.

In 2009, the Company incurred an impairment of goodwill loss of $2,000,000 while in 2008 there was an impairment of goodwill loss of $1,000,000.
The operating loss increased to $2,383,531 for the year ended December 31, 2009 as opposed to an operating loss of $1,982,659 for the prior year.
During the year the interest expenses increased to $170,914 as compared to $190,091 in the prior year.

For the three months ended December 31, 2009, our revenue was $60,824, and a cost of revenue of $1,346, achieving a gross profit of $59,478. For the three month period ended December 31, 2008, our revenue was $10,735, and a cost of revenue of $4,931, achieving a gross profit of $5,804. For the three months ended December 31, 2009, our selling and general expenses were $125,712 and our net interest expenses were $42,465 and impairment of goodwill was $2,000,000; thereby resulting an operating loss of $2,108,699. For the three months period ended December 31, 2008, our selling and general expenses were $156,462 and our net interest expenses were $42,465 and our impairment of goodwill was $1,000,000, so that our net loss for the three months period ended December 31, 2008 was $1,193,123. The decrease in selling, general and administration expenses from the prior period was mainly due to the decrease of salaries of $36,698 (2008: $59,009), and marketing expenses of $nil (2008: $18,668).

Liquidity and Capital Resources

Net cash used in operating activities was $35,516 during the year ended December 31, 2009 as compared to net cash generated of $65,747 in the prior year, as there was no funding from stock issuing activities during the current year. The Company intends to monitor the monthly cash outlays in fiscal 2010 and conserve cash until additional financing can be received through other funding. The net loss for the year was $2,534,104 compared to $2,152,909 a year ago.

Net cash used in investing activities was $271 (2008: $3,385) during the year ended December 31, 2009.
Net cash used in financing activities was $nil (2008: $125,000) during the year ended December 31, 2009.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Company will be required to sell its Common Stock and to raise additional capital in order to continue to operate in fiscal 2010.

Going Concern
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a significant loss from operations. For the years ended December 31, 2009 and 2008, the Company incurred net losses of $2,534,104 and $2,152,909, respectively.

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

Capital Expenditure Commitments
We had no material capital expenditures for the period ended December 31, 2009. However we expect to invest approximately $250,000 in capital expenditure over the next 12 month.

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
Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred; the sales price to the customer is fixed or determinable and collect ability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

The Company accounts for stock based compensation in accordance with ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2009 audited financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-23 of this Form 10-K.
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

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mr. Cheng Pheng Loi, and our Chief Financial Officer, Mr. Con Unerkov, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2009 Form 10-K

Based upon that evaluation, our Management has concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.
Internal Control over Financial Reporting
(a) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2009 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

We are in the process of developing and implementing remediation plans to address our material weaknesses.
Management has identified specific remedial actions to address the material weaknesses described above:
*

Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

*	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.
Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:
NAME	AGE	POSITION
------------------------------	-------	-------------------------------------------------------------------------------------------
Cheng Pheng LOI	60	President, Chief Executive Officer and Director
Con UNERKOV	41	Chief Financial Officer and Director
Alex HO	55	Treasurer, secretary and a director
------------------------------	-------	------------------------------------------------------------------------------------------

CHENG PHENG LOI. Mr. Loi was appointed as Director and Chief Executive Officer of the Company on May 22, 2009. Prior to his appointment, Mr. Loi was the founder and has been the Chief Executive Officer of Advance Tech Communications Sdn. Bhd. ("ATC") for the past five years. ATC, a company incorporated in Malaysia, is a premier Research & Development company in convergent mobile communication devices. Prior to setting up ATC, Mr. Loi has worked in the cellular telephone business, VoIP business and commodity business in Asia. Mr. Loi was graduated with a Business Administration Degree from the University of Malaya.

CON UNERKOV. Mr. Con Unerkov has been our CFO and one of our directors since September 14, 2005. Mr. Unerkov's responsibility in the Company is to develop its media and advertising businesses. Mr. Unerkov has held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government, and most recently was the Chairman and CEO of various telecommunication companies in Asia. Mr. Unerkov is a graduate of the University of South Australia. He is not an officer or director of any reporting company.

ALEX HO. Mr. Alex Ho has been our Treasurer, Secretary and one of our directors since September 15, 2005. Mr. Ho is also currently the Vice-Chairman of Pacific Assets Public Company Limited, a public company listed on the Stock Exchange of Thailand. Mr. Ho was the Chief Executive Officer of Pacific Assets Group from 1999 to 2005 when he was promoted to Vice Chairman. The Pacific Assets Group is engaged in the business of hotel property investment and property management. Mr. Ho was a graduate from Operating Management of British Columbia Institute of Technology, Canada in 1978. Mr. Ho is not an officer or director of any reporting company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Our board of directors had appointed Mr. Cheng Pheng LOI as the chairman of the audit committee in May 2009, replacing Mr. ZHANG Guosheng. The Committee has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these requirements, our Board of Directors examined the Committee's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only three directors serving on our Board of which two are in the audit committee, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current audit committee members meet the qualification of an "audit committee financial expert", each of our audit committee members, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current audit committee members capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2009 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2009 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	----------------	------------	---------	----------	---------------	------------------	---------------	--------------
Cheng Pheng Loi (1)	2009	18,000	-	-	-	-	-	-	18,000
Con Unerkov (2)	2009	18,000							18,000
	2008	102,000	-	-	-	-	-	-	102,000
	2007	120,000 (4)	-	-	-	-	-	-	120,000

Alex Ho (3)	2009	18,000							18,000
	2008	60,000	-	-	-	-	-	-	60,000
	2007	96,000	-	-	-	-	-	-	96,000

(1)	Mr. Cheng Pheng Loi is the President, CEO, and Director of the Company with effect from May 2009.
(2)	Mr. Con Unerkov is the CFO, and Director. Mr. Unerkov was the CEO from beginning of the year till May 2009.
(3)	Mr. Alex Ho is the Treasurer, Secretary, and Director.
(4)	Portion of the executive's salary was paid to his respective service company.
(5)	Figures represent the year ended December 31 for the indicative years.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2009 and 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Cheng Pheng LOI	-	-	-	-	-	-	-	-	-
Con Unerkov (1)	-	7,500,000(3)	-	0.0365	12/22/2009	-	-	-	-
Alex Ho (2)	-	7,500,000(3)-	-	0.0365	12/22/2009	-	-	-	-

(1)	Mr. Cheng Pheng Loi is the CEO, and Director.
(2)	Mr. Con Unerkov is the CFO, and Director
(3)	Mr. Alex Ho is the Treasurer, Secretary, and Director.
(4)	The stock options were granted on December 23, 2006 under the 2002 Stock Option Plan and were expired on December 22, 2009.

Director Compensation

Directors are not compensated for services as directors. Non-employee directors are reimbursed for reasonable travel and related expenses incurred in attending meetings of the board of directors and committee meetings.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	----------	--------	---------	------------	-----------	-----------	------------
Zhang Guosheng(1)	-	-	-	-	-	-	-
Luo Qiang(2)	-	-	-	-	-	-	-

(1)	Mr. Zhang Guosheng was the Independent Non-Executive Director of the Company till May 2009 when he resigned as director of the Company.
(2)	Mr. Luo Qiang was the Independent Non-Executive Director of the Company till April 2009 when he resigned as director of the Company.

Employment Agreements

Mr. Pheng Cheng LOI is working on 3 months contracts at a monthly fee of US$3,000. Effective from July 1, 2008, Messrs. Con Unerkov's and Alex Ho received a salary of US$24,000 per annum to September 2009. Thereafter Messrs. Unerkov and Ho did not receive any salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERAS.

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2009 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Con Unerkov(3) (5)	32,619,863	-	-	32,619,863	6.11%
Alex Ho(3) (6)	32,482,876	-	-	32,482,876	6.08%
Cheng Pheng Loi (3)	-	-	-	-	-
Zhang Guosheng(3)	-	-	-	-	-
Luo Qiang(3)	-	-	-	-	-
	------------------	-------------------	--------------------	------------------	------------------
All officers and directors as a group (4 persons)	65,102,739	-	-	65,102,739	12.19%

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	26.52%

Liu Kang (7), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	26.52%

Central High Limited (CHL), of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	23.40%

Lam Pui Kit (8), No.4, Dong Wen Chan Street, West City District, Beijing, China.	62,500,000	7,000,000	-	69,500,000	12.84%

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

(2)

For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 534,132,450 outstanding shares of our common stock and options, warrants, and convertible notes entitling the holders to purchase 15,000,000 additional shares of our Common Stock owned by officers and/or directors of the Company.

(3)	A director of Company As of December 31, 2009.
(4)	Mr. Zhang Guosheng and Mr. Lou Qiang resigned as directors on May 8, 2009 and April 17, 2009, respectively.
(5)	Includes 31,250,000 shares of common stock held by CHL. Mr. Con Unerkov holds 25% shareholding of CHL
(6)	Includes 31,250,000 shares of common stock held by CHL. Mr. Alex Ho holds 25% shareholding of CHL.
(7)	Includes 141,666,668 shares of common stock held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.
(8)	Includes 62,500,000 shares of common stock held by CHL. Mr. Lam Pui Kit is a director and holds 50% shareholding of CHL.
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

The current directors of the Company, Con Unerkov and Alex Ho, advanced a total of $1,065,695 and $1,118,674, respectively, to the Company for the years ended December 31, 2009 and 2008, respectively. Such advances were non-interest bearing, unsecured and payable on demand.

The Company agreed to pay a monthly salary to its officers and directors for services performed. Compensation expenses of $54,000 and $162,000 have been recognized for services provided by the officers and directors and their service companies for the years ended December 31, 2009 and 2008, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,586 and $21,315 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2009 and 2008 were $9,000 and $24,000, respectively.

TAX FEES. For the fiscal years ended December 31, 2009 and December 31, 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders' Deficits for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(c) Exhibits.

Exhibit Number	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(11)
2.2	Shareholders' Agreement between Good World Investments Limited, Allan Gallyot and Premium Multimedia Sdn. Bhd.(12)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(8)
3.2	Bylaws (1)
4.1	Executive Services Agreement between China Media Group Corporation and Con Unerkov (3)
4.2	Executive Services Agreement between China Media Group Corporation and Alex Ho (3)
4.3	Warrants to Purchase Common Stock (4)(5)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (4)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(4).
10.3	2002 Stock Option Plan (6)
10.4	2007 Stock Incentive Plan (7)
10.5	Second Amendment Agreement (9)
10.6	Termination Letter Agreement (10)
21.1*	Subsidiaries of small business issuer.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Current Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
8.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 30, 2009.

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

By:	/s/ Cheng Pheng Loi	April 14, 2010
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director

By:	/s/ Con Unerkov	April 14, 2010
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director

By:	/s/ Alex Ho	April 14, 2010
--------------------------------------------
Alex Ho
Its:	Secretary, Treasurer,
Director

China Media Group Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2009 of $8,269,302 including net losses of $2,534,104 for the year ended December 31, 2009. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 14, 2010

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

		2009	2008
	Notes	US$	US$
ASSETS
Current Assets:
Cash and cash equivalents		32,860	67,764
Accounts receivables		-	5,807
Loans to unrelated parties	7	-	132,737
Prepayments, deposit and other receivables	8	253,851	91,227
		---------------	---------------
Total current assets		286,711	297,535

Non-current assets
Property and equipments, net	9	27,606	39,851
Advance payment for distribution rights	10	138,000	138,000
Goodwill	11	4,791,676	6,791,676
		---------------	---------------
		4,957,282	6,969,527
		---------------	---------------

		5,243,993	7,267,062
		=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		-	430
Other payables and accruals	12	688,318	466,403
Short term debt	13	99,645	-
Due to officer and directors	14	1,083,686	1,118,674
Due to a shareholder	15	259,747	16,528
		---------------	---------------
Total current liabilities		2,131,3966	1,602,035
		---------------	---------------

Long-term debts	16	2,000,000	2,099,645
Minority interest		147,975	168,230
Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450

(2008: 534,132,450) shares issued and outstanding
	4	7,428,902	7,428,902
Additional paid-in-capital		1,760,874	1,660,183
Comprehensive income		44,148	43,265
Accumulated deficits		(8,269,302)	(5,735,198)
		---------------	---------------
Total stockholders' equity		964,622	3,397,152
		---------------	---------------

		5,243,993	7,267,062
		=========	=========

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	US$	US$

Net revenue	139,889	88,450
Cost of revenue	(54,600)	(44,702)
	---------------	---------------
Gross profits	85,289	43,748

Operating expenses:
Impairment of goodwill	2,000,000	1,000,000
Selling, general and administrative expenses	468,820	1,026,407
	---------------	---------------
Loss from operations before other expense	(2,383,531)	(1,982,659)

Other income(expenses)
Interest income	86	267
Interest expense	(170,914)	(190,091)
	---------------	---------------
Net loss before minority interest	(2,554,359)	(2,172,483)
Minority interest	20,255	19,574
	---------------	---------------
Net loss	(2,534,104)	(2,152,909)

Other comprehensive income: - Foreign currency translation gain	883	22,499
	---------------	---------------
Comprehensive loss	(2,533,221)	(2,130,410)
	=========	=========

Basic and diluted loss per common share	$0.00	$0.00
	=========	=========

Basic and diluted weighted average number of common shares*	534,132,450	528,291,208
	=========	=========

*	Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2009 and 2008 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
			Additional				Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008 and January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
Amortization of options granted	-	-	100,691	-	-	-	100,691
Comprehensive income	-	-	-	883	-	-	883
Net Loss	-	-	-	-	-	(2,534,104)	(2,534,104)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	964,622
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		2009	2008
	Notes	US$	US$

Cash flows from operating activities:

Net Loss		(2,534,104)	(2,152,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		12,516	12,279
Minority interest		(20,255)	(19,574)
Impairment on goodwill		2,000,000	1,000,000
Common stock issuance for extension of repayment of convertible debentures		-	50,000
Common stock issuance for termination of ELOC agreement		-	60,000
Option expenses for employee compensation		100,691	100,692
Prepaid expense for services		-	293,401
Amortization of convertible debenture		-	17,742

Changes in assets and liabilities:
Prepaid expenses, deposit and other receivables		(162,624)	23,753
Account receivable		5,807	(5,807)
Loan receivable		132,737	210,750
Accounts payable and accrued expenses		221,485	59,634
Short term debt		99,645	(67,600)
Due to related parties		(34,988)	390,813
Due to a shareholder		243,219	16,528
Long term debt		(99,645)	76,045
		---------------	---------------
Net cash(used in) / general from operating activities		(35,516)	65,747
		---------------	---------------

Cash flows from investing activities:
Purchase of property and equipment		(271)	(3,385)
		---------------	---------------
Net cash used in investing activities		(271)	(3,385)

Cash flows from financing activities:
Repayment of convertible debenture		-	(125,000)
		---------------	---------------
Net cash used in financing activities		-	(125,000)
		---------------	---------------

Net decrease in cash and cash equivalents		(35,787)	(62,638)
Effect of exchange rate changes on cash and cash equivalents		883	22,499
Cash and cash equivalents, beginning		67,764	107,903
		---------------	---------------
Cash and cash equivalents, ending		32,860	67,764
		=========	=========
Supplemental disclosure of cash flow information:

Interest paid	170,914	190,091
	=========	=========
Income tax paid	-	-
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

The Group will be engaged in the media and advertising business, focusing mainly in China, and the marketing and distribution of convergent devices. During the period, the Company recorded sales in mobile internet devices and the provision of advertising services.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company 's fiscal year end is December 31.
Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2009 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd., and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding. status and/or controlling of the Board of Directors.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.
All significant inter-company transactions and balances have been eliminated on consolidation.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the year ended December 31, 2009 and 2008 are not presented as it would be anti-dilutive.

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

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
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

Stock-based compensation

ASC 718 "Compensation - Stock Compensation"codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $542 and $2,159 for the year December 31, 2009 and 2008, respectively.

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

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2009, the comprehensive income was $44,148, and $43,265 in 2008, differences were immaterial.

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

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Implemented Standards (Continued)

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

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Implemented Standards (Continued)

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

Recently Issued Standards

In August 2009, the FASB issued ASC Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Issued Standards (continued)

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)

Accounting Standards Issued But Not Yet Effective

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation - Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2] .

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1].

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2].
c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current year's presentation.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2009, the Company has incurred an accumulated deficits totaling $8,269,302 and its total assets exceed its total liabilities by $964,622. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
NOTE 5	STOCK OPTIONS AND WARRANTS
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

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 12,300,000 stock options outstanding as at December 31, 2009.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the year ended December 31, 2009:
Options outstanding
Outstanding, December 31, 2008	29,800,000
Granted during the year	-
Forfeited/lapsed during the year	(17,500,000)
Exercised during the year	-
--------------------------------
Outstanding, December 31, 2009	12,300,000
===================
Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
5/18/2007	$0.0380	12,300,000	0.38	$0.0380	12,300,000	$0.00
On December 22, 2009, 17,500,000 stock options expired. As of December 31, 2009, there were 12,300,000 outstanding stock options.
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The 17,500,000 stock options granted on December 23, 2006 were expired on December 22, 2009:
Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0
ii) The outstanding 12,300,000 stock options granted on May 18, 2007:
Grant date:	5/18/2007
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	139%
Expected dividend yield	0

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
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

No shares were issued under the registration statement on Form S-8 during the year 2009 and 2008. As at December 31, 2009 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of December 31, 2009, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Warrants
Following is a summary of the warrant activity during the year:

Outstanding, December 31, 2008	31,277,776
Granted during the year	-
Forfeited during the year	-
Exercised during the year	-
Expired during the year - May 2009	(31,277,776)
------------------------
Outstanding, December 31, 2009	-
==============
Details of the warrants are described below:

In December 2006, the Company entered into an Equity Line of Credit Agreement ("ELOC") to sell commons stock of the Company up to $2,500,000. As part of this agreement, the Company issued, inter alia, stock warrants for a total of 31,250,000 shares of Common Stock in the Company. In October 2007, 500,000 warrant shares were exercised. The remaining 30,750,000 stock warrants expired in May 2009.

As part of the ELOC agreement above, the Company also issued 527,776 stock warrants as part of commission in relation to the draw down of the Debenture Purchase Agreement. All these stock warrants expired in May 2009.

As at December 31, 2009, there is no warrant share outstanding.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6	STOCK PURCHASE AGREEMENTS
a)	In January 2008 the Company issued 2,631,579 shares pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.
b)	On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
NOTE 7	LOANS TO UNRELATED PARTIES
There were no Loans to Unrelated Parties as at December 31, 2009 (December 31, 2008: $132,737). The loans were unsecured, interest free.
NOTE 8	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
		December 31, 2009	December 31, 2008
		US$	US$

Rental deposits		6,369	5,961
Utilities and other deposits		19,850	777
Advance to suppliers	a	215,918	78,279
Other receivable		11,714	6,210
		-------------------	-------------------
		253,851	91,227
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to Advance Tech Communication Sdn. Bhd.
NOTE 9	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	December 31, 2009	December 31, 2008
	US$	US$
Cost
Furniture, fixtures and equipment	6,945	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	62,954	62,954
Additional cost : Furniture, fixtures and equipment	271	-
Accumulated depreciation	(35,619)	(23,103)
	-------------------	-------------------
Balance at December 31	27,606	39,851
	===========	===========

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 11	GOODWILL
	December 31, 2009	December 31, 2008
	US$	US$

Balance at beginning of year	6,791,676	7,791,676
Impairment charge	2,000,000	1,000,000
	-------------------	-------------------
Balance at end of year	4,791,676	6,791,676
	===========	===========
NOTE 12	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		December 31, 2009	December 31, 2008
		US$	US$

Accrued salaries and wages		33,049	130,263
Accrued interest		10,795	830
Accrued accounting, legal and consulting fee		153,654	83,048
Accrued office and related expenses		78,901	51,329
Other accrued expenses		15,926	21,170
Other payables	a	376,211	160,113
Deposit from customers		19,782	19,650
		-------------------	-------------------
Balance at December 31		688,318	466,403
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13	SHORT - TERM DEBT

As of December 31, 2009, the Company has an outstanding unsecured debt payable, which was reclassifies from long term debts (Note 16), of $99,645 (December 31, 2008: $nil), with annual interest rate of 10%. This debt is due on May 31, 2010. The Company recorded accrued interest of $9,964 for the year ended December 31, 2009 (December 31, 2008: $nil).

NOTE 14	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,083,686 as of December 31, 2009 (December 31, 2008: $1,118,674).

NOTE 15	DUE TO A SHAREHOLDER
The amount due to a shareholder is interests free, unsecured and repayable on demand. The balance of due to a shareholder is $259,747 as of December 31, 2009 (December 31, 2008: $16,528).
NOTE 16	LONG-TERM DEBTS
	December 31, 2009	December 31, 2008
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	99,645
	-------------------	-------------------
	2,000,000	2,099,645
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012.

The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2010. At the balance sheet date, this loan was reclassified to short term loan (note 13).
NOTE 17	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the years ended December 31, 2009 and 2008, the Company paid the directors and its officers and their services companies a total remuneration of $54,000 and $162,000, respectively.

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2009 was $160,000 (2008: $160,000).

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2009 and 2008, since the Company and its subsidiaries had significant net operating loss. In the year ended December 31, 2009 and 2008, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $2,534,104 and $2,152,909, respectively. Total net operating losses carry forward at December 31, 2009 and 2008, (i) for Federal and State purpose were $6,113,311 and $3,902,672, respectively and (ii) for its entities outside of the United States were $1,454,671 and $1,423,236, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2009 and 2008 was approximately $2,601,000 and $1,710,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2009	2008
	-----------------------	--------------------
Hong Kong statutory rate	16.5%	17.5%
Valuation allowance - Hong Kong rate	(16.5%)	(17.5%)
PRC China Enterprise Income Tax	25%	33%
Valuation allowance - PRC rate	(25%)	(33%)

	----------------------	--------------------
Provision for income tax	-	-
	=============	============

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

Advertising			Telecommunication Device		Other Services	Consolidated
-------------------------			-----------------------		------------------------	-------------------------------

Year ended December 31			Year ended December 31		Year ended December 31	Year ended December 31
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	110,322	78,344	29,567	5,137	-	4,969	139,889	88,450
	========	=======	=======	=======	=======	=======	=========	=========
Segment results	(1,968,785)	(1,020,282)	(4,641)	(1,973)	-	(1,031)	(1,973,426)	(1,023,286)
	========	=======	=======	=======	=======	=======
Unallocated corporate income							86	267

Unallocated corporate expenses							(389,850)	(939,799)
							--------------	--------------
Loss from operations							(2,363,190)	(1,962,818)

Finance costs							(170,914)	(190,091)

Loss for the period							(2,534,104)	(2,152,909
							=========	=========
							As at December 31 2009	As at December 31 2008
ASSETS
Segment assets	4,834,890	6,832,540	357,656	221,073			5,192,546	7,053,613

Unallocated corporate assets							51,447	213,449
							--------------	--------------
Consolidated total assets							5,243,993	7,267,062
							=========	=========
LIABILITIES
Segment liabilities	152,817	168,230	(4,842)	430	-	-	147,975	168,660

Unallocated corporate liabilities							4,131,396	3,701,250
							--------------	--------------
Consolidated total liabilities							4,279,371	3,869,910
							=========	=========
Depreciation of fixed assets	11,413	11,379	1,326	1,087	-	-	12,739	12,466

Impairment of goodwill	2,000,000	1,000,000	-	-	-	-	2,000,000	1,000,000
	=======	=======	=======	=======	=======	=======	=========	=========
Geographical Segments The Group's customers are principally located in Hong Kong.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the year ended December 31, 2009 and 2008 was $24,060 and $33,215, respectively.

Future minimum rental payments under non-cancelable operating leases as at December 31, 2009 and 2008 are $50,509 and $23,438, respectively.

(b)

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

(c)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 10.
NOTE 21	SUBSEQUENT EVENT
10,000 shares of the subsidiary, Premium Multimedia Sdn. Bhd., will be allotted and issued to Good World Investments Limited and Allan Gallyot by May 31, 2010.