Form 10-Q
period 2010-03-31
China Media Group CORP
filed 2010-05-20
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------
Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Texas	32-0034926
-----------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1403 Wan Chai Commercial Center, 204 Johnston Road, Wanchai, Hong Kong	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208 (ext.222)
-------------------------------------------------
(Company's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer[ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ x ]
SEC 1296 (03-10)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No[ x ]
The number of common equity shares outstanding as of April 30, 2010 was 534,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009
Condensed Consolidated Statements of Operations for the three months period ended March 31, 2010 and March 31, 2009
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008, and for the three months period ended March 31, 2010
Condensed Consolidated Statements of Cash Flows for the three months periods ended March 31, 2010 and 2009
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
		March 31, 2010	December 31, 2009
		(Unaudited)	(Audited)
		US$	US$
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		16,266	32,860
Prepayments, deposit and other receivables	7	247,078	253,851
		---------------------	---------------------
Total current assets		263,344	286,711

Non-current assets
Property and equipments, net	8	24,466	27,606
Advance payment for distribution rights	9	138,000	138,000
Goodwill	10	4,791,676	4,791,676
		---------------------	---------------------
		4,954,142	4,957,282
		---------------------	---------------------
		5,217,486	5,243,993
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other payables and accruals	11	732,386	688,318
Short term debt	12	99,645	99,645
Due to officer and directors	13	1,080,966	1,083,686
Due to a shareholder	14	299,628	259,747
		---------------------	---------------------
Total current liabilities		2,212,625	2,131,396
		---------------------	---------------------

Long-term debts	15	2,000,000	2,000,000
Minority interest		140,859	147,975

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 534,132,450 (2009: 534,132,450) shares issued and outstanding	6	7,428,902	7,428,902
Additional paid-in-capital		1,786,047	1,760,874
Comprehensive income		46,178	44,148
Accumulated deficits		(8,397,125)	(8,269,302)
		---------------------	---------------------
Total stockholders' equity		864,002	964,622
		---------------------	---------------------
		5,217,486	5,243,993
		============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
	For the Three Months ended March 31, 2010	For the Three Months ended March 31, 2009
	US$	US$
	--------------------	--------------------

Net revenue	15,532	11,608
Cost of revenue	(6,240)	(4,860)
	--------------------	--------------------
Gross profits	9,292	6,748

Operating expenses:
Selling, general and administrative expenses	101,740	112,302
	--------------------	--------------------
	(92,448)	(105,554)

Other income / (expenses)
Interests income	-	-
Interests expense	(42,491)	(42,517)
	--------------------	--------------------
Net loss before minority interest	(134,939)	(148,071)

Minority interests	7,116	3,734
	--------------------	--------------------
Net loss	(127,823)	(144,337)

Other comprehensive income:
Foreign currency translation (loss) / gain	2,030	(448)
	--------------------	--------------------
	(125,793)	(144,785)
	============	============

Basic and diluted loss per common share	US$0.00	US$0.00
	============	============

Basic and diluted weighted average number of common shares *	534,132,450	534,132,450
	============	============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2010 and 2009 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
			Additional				Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008 and January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
Amortization of options granted	-	-	100,691	-	-	-	100,691
Comprehensive income	-	-	-	883	-	-	883
Net loss	-	-	-	-	-	(2,534,104)	(2,534,104)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	964,622
Amortization of options granted	-	-	25,173	-	-	-	25,173
Comprehensive income	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(127,823)	(127,823)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
March 31, 2010	534,132,450	7,428,902	1,786,047	46,178	-	(8,397,125)	864,002
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
	For the Three Months ended March 31, 2010	For the Three Months ended March 31, 2009
	US$	US$
	--------------------	--------------------

Cash flows from operating activities:
Net loss	(127,823)	(144,337)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,140	3,128
Minority interest	(7,116)	(3,734)
Option expenses for employee compensation	25,173	25,173

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	6,773	(71,744)
Account receivable	-	5,807
Loan receivable	-	202
Accounts payable and accrued expenses	44,068	56,193
Due to related parties	(2,720)	(221,235)
Due to a shareholder	39,881	300,000
	--------------------	--------------------
Net cash used in operating activities	(18,624)	(50,547)
	--------------------	--------------------

Cash flows from investing activities:
Purchase of property and equipment	-	-
	--------------------	--------------------
Net cash used in investing activities	-	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares	-	-
	--------------------	--------------------
Net cash provided by financing activities	-	-
	--------------------	--------------------

Net decrease in cash and cash equivalents	(18,624)	(50,547)
Effect of exchange rate changes on cash and cash equivalents	2030	(448)
Cash and cash equivalents, beginning	32,860	67,764
	--------------------	--------------------
	16,266	16,769
	============	============

Supplemental disclosure of cash flow information:
Interests paid	42,491	42,517
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

The Group will be engaged in the media and advertising business, focusing mainly in China, and the marketing and distribution of convergent devices. During the period, the Company recorded sales in the provision of advertising services.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company 's fiscal year end is December 31.
Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2010 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd., and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding status and/or controlling of the Board of Directors.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31,2010 and year ended December 31, 2009 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $542 and $2,159 for the 3 months ended March 31, 2010 and for the year December 31, 2009, respectively.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2010, the comprehensive income was $46,178, and $42,817 in March 31, 2009, differences were immaterial.

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity'>s economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

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

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives should be evaluated for bifurcation and separate accounting. The Company does not expect that the implementation of this new accounting guidance will have a material effect on its financial position or results of operations.

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

In January 2010,  the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation- Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2].

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2010, the Company has incurred an accumulated deficits totaling $8,397,125 and its current liabilities exceed its current assets by $1,949,281. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
There were no shares issued during the period.
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

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The Company had 12,300,000 stock options outstanding as at March 31, 2010.

Subsequent to the balance sheet date, on April 16, 2007, the board of directors approved to issue 19,000,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.010 and 50% of the entitlement is vested immediately to option holders and the remaining 50% shall be vested in one year from the date of issue of the option.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended March 31, 2010:
Options outstanding
Outstanding, December 31, 2009	12,300,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
--------------------------------
Outstanding, March 31, 2010	12,300,000
===================
Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

5/18/2007	$0.0380	12,300,000	0.13	$0.0380	12,300,000	$0.00
On December 22, 2009, 17,500,000 stock options expired. As of March 31, 2010, there were 12,300,000 outstanding stock options.
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

No shares were issued under the registration statement on Form S-8 during the year 2009 and 2008. As at March 31, 2010 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of March 31, 2010, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

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

As at December 31, 2009 and as at March 31, 2010, there is no warrant share outstanding.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6	STOCK PURCHASE AGREEMENTS
a)	In January 2008 the Company issued 2,631,579 shares pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.
b)	On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
NOTE 7	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
		March 31, 2010	December 31, 2009
		US$	US$

Rental deposits		6,360	6,369
Utilities and other deposits		19,822	19,850
Advance to suppliers	a	215,609	215,918
Other receivable		5,287	11,714
		-------------------	-------------------
		247,078	253,851
		===========	===========

Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	March 31, 2010	December 31, 2009
	US$	US$
Cost
Furniture, fixtures and equipment	7,216	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	63,225	62,954
Additional cost : Furniture, fixtures and equipment	-	271
Accumulated depreciation	(38,759)	(35,619)
	-------------------	-------------------
Balance at March 31	24,466	27,606
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	March 31, 2010	December 31, 2009
	US$	US$

Balance at beginning of period /year	4,791,676	6,791,676
Impairment charge during period / year	-	2,000,000
	-------------------	-------------------
Balance at end of period / year	4,791,676	4,791,676
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		March 31, 2010	December 31, 2009
		US$	US$

Accrued salaries and wages		26,927	33,049
Accrued interest		13,286	10,795
Accrued accounting, legal and consulting fee		151,066	153,654
Accrued office and related expenses		46,715	78,901
Other accrued expenses		14,550	15,926
Other payables	a	460,230	376,211
Deposit from customers		19,612	19,782
		-------------------	-------------------
Balance at March 31 / December 31		732,386	688,318
		===========	===========
Other payables are Company expenses such as postage, sundries, etc., advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT - TERM DEBT

As of March 31, 2010, the Company has an outstanding unsecured debt payable, which was reclassified from long term debts (Note 16), of $99,645 (December 31, 2009: $99,645), with annual interest rate of 10%. This debt is due on May 31, 2010. The Company recorded accrued interest of $2,491 for the three months ended March 31, 2010 (December 31, 2009: $9,964).

NOTE 13	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,080,966 as of March 31, 2010 (December 31, 2009: $1,083,686).

NOTE 14	DUE TO A SHAREHOLDER
The amount due to a shareholder is interests free, unsecured and repayable on demand. The balance of due to a shareholder is $299,628 as of March 31, 2010 (December 31, 2009: $259,747).
NOTE 15	LONG-TERM DEBTS
	March 31, 2010	December 31, 2009
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	-
	-------------------	-------------------
	2,000,000	2,000,000
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012.

The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2010. At the balance sheet date, this loan was reclassified to short term loan (note 12).
NOTE 16	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the three months ended March 31, 2010 and 2009, the Company paid the directors and its officers and their services companies a total remuneration of $9,000 and $12,000, respectively.

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2009 was $160,000 (2008: $160,000) and $40,000 for the three months period ended March 31, 2010.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Other Services		Consolidated

	For the three months ended March 31		For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	15,532	11,608	-	-	-	-	15,532	11,608
	=========	=========	=========	=========	=========	=========	=========	=========
Segment results	(2,919)	(6,601)	(4,521)	-	-	-	(7,440)	(6,601)
	=========	=========	=========	=========	=========	=========
Unallocated corporate income							-	-

Unallocated corporate expenses							(77,892)	(95,219)
							--------------	--------------
Loss from operations							(85,332)	(101,820)

Finance costs							(42,491)	(42,517)
							--------------	--------------

Loss for the period							(127,823)	(144,337)
							=========	=========
							As at March 31, 2010	As at March 31, 2009
ASSETS
Segment assets	4,812,746	6,823,936	239,416	240,483		-	5,052,162	7,064,419

Unallocated corporate assets							165,324	214,255
							--------------	--------------
Consolidated total assets							5,217,486	7,278,674
							=========	=========
LIABILITIES
Segment liabilities	164,496	164,926	-	430	-	-	140,859	165,356

Unallocated corporate liabilities							4,212,625	3,835,778
							--------------	--------------
Consolidated total liabilities							4,353,484	4,001,134
							=========	=========
Depreciation of fixed assets	2,797	2,860	343	330	-	-	3,140	3,190
	=========	=========	=========	=========	=========	=========	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the three month ended March 31, 2010 and for the year ended December 31, 2009 was $5,788 and $24,060, respectively.

Future minimum rental payments under non-cancelable operating leases for the three month ended March 31, 2010 and for the year ended December 31, 2009 are $37,767 and $50,509, respectively.

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

(c)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 9.
NOTE 19	SUBSEQUENT EVENTS
(a)	10,000 shares of the subsidiary, Premium Multimedia Sdn. Bhd., will be allotted and issued to Good World Investment Limited and Allan Gallyot by May 31, 2010..
(b)

On April 27, 2010 and as announced in the Form 8K filed with the SEC on April 30, 2010, the Group entered into a conditional agreement to acquire a controlling interests in AX Organic Limited by the initial share consideration of 10 million common stock in the Company and a performance shares consideration based on the profits derived by AX over a period of two years. As at the date of this report this transaction has not yet closed.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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

OUR BUSINESS. Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this the Company established 4 strategic business units being "Advertising" "Print" "Telecommunications and Mobile Computing" and "Products and Services".

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

Due to the global economic recession, the advertising expense is expected to decline in 2009. Many corporations are expected to reduce the advertising budget. We will therefore cautiously move forward in 2010. We believe that the China advertising market will re-bound and provide opportunities for the Group. We will look to re-launch the outdoor advertising markets and to raise an adequate capital to roll out the Beijing Ren Ren outdoor project We will also explore other markets in the Asia region for any synergistic business opportunities.

Although we have established 4 business units, only three units have begun in operation, i.e.: Advertising, Telecommunications and Mobile Computing and Products Services. In summary, some major events are as follows:

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it is can advertise in hospitals and districts in China. During the period the Company did not derive any advertising income from the BRR project but has recorded $15,532 in relation to advertising services. In the coming months, the Group is expected to generate revenues from advertising sales for the digital interactive kiosks.

In late 2009, the Group was appointed as an exclusive advertising agent for interactive digital media kiosk in Hong Kong. There are plans to have these kiosks deployed in tourist attractions, hotels and shopping malls in 2010. These kiosks offer 2 dimensions and 3 dimensions city map of Hong Kong targeting tourists. The kiosks also provide location based directory listing with interactive searches. Video ads are also made available on these kiosks. In the coming months, the Group expects to receive advertising revenues from these digital kiosks.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professional users running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for MATIC W23, the second generation of W3, by Q3 2010.

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

Subsequent to the balance sheet date, in April 2010, the Company entered into an agreement to acquire controlling interests in AX Organic Limited, a company that is in the business of marketing, sales and distribution of organic fertilizers and vegetables. Upon completion of the agreement, we expect that this product line will enable us to promote healthy living and healthy products under the Great Wall of China project as described in Advertising business unit above. We expect that this line of products will deliver revenue by this coming quarter.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $16,266 as of March 31, 2010; a decrease from the previous period end of December 31, 2009. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Over the course of the next two years, subject to available resources, we propose to build up our advertising presences over 5 regions in China. We also propose to acquire strategic partners that have existing operations in cities or regions to grow our business, by acquisition, through cooperation agreements and/or otherwise, subject to availability of funding. Additional supporting staff may be hired as necessity upon resources available within the next twelve months.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Results of operation.
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2009

REVENUES.

For the three months period ended March 31, 2010, the Group has realized revenue of $15,532 and a cost of revenue of $6,240, achieving a gross profit of $9,292. For the three month period ended March 31, 2009, the Group has realized revenue of $11,608 and a cost of revenue of $4,860 achieving a gross profit of $6,748. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended March 31, 2010, our gross profit was $9,292 and our total operating expenses were $101,740, all of which were selling, general and administrative expenses. We also had $42,491 in interest expenses, and loss attributable to minority interests of $7,116, so that the net loss to our shareholders for the three months period ended March 31, 2010 was $127,823. This is in comparison to the same period ended March 31, 2009, where our gross profit was $6,748 and our total operating expenses were $112,302, all of which were selling, general and administrative expenses. We also had $$42,517 in interest expenses and loss attributable to minority interests of $3,734, so that the net loss to our shareholders for the three months period ended March 31, 2009 was $144,337.

Liquidity and Capital Resources

As at March 31, 2010, the Company had cash and cash equivalents totaling $16,266, other current assets of $247,078 and non-current assets totaling $4,954,142 which were represented by $24,466 in fixed assets, $138,000 in distribution rights and $4,791,676 in goodwill. The total assets of the Company were $5,217,486 as of March 31, 2010. We also had current liabilities of $2,212,625 which were represented by $732,386 in accruals, $99,645 in short term debt, $1,080,966 due to related parties, $299,628 due to a shareholder as of March 31, 2010. We also had $2,000,000 in long-term shareholders loan and $140,859 in minority interests as of March 31, 2010, made our total liabilities $4,353,484

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2010.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2010 the Company incurred net losses of $127,823 and has accumulated losses of $8,397,125 as at March 31, 2010. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue base may result in depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors
Smaller reporting companies are not required to provide the information required by this item.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	(Removed and Reserved).

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(11)
2.2	Shareholders' Agreement between Good World Investments Limited, Allan Gallyot and Premium Multimedia Sdn. Bhd.(12)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(8)
3.2	Bylaws (1)
4.1	Executive Services Agreement between China Media Group Corporation and Con Unerkov (3)
4.2	Executive Services Agreement between China Media Group Corporation and Alex Ho (3)
4.3	Warrants to Purchase Common Stock (4)(5)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (4)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(4).
10.3	2002 Stock Option Plan (6)
10.4	2007 Stock Incentive Plan (7)
10.5	Second Amendment Agreement (9)
10.6	Termination Letter Agreement (10)
21.1	Subsidiaries of small business issuer (13)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Current Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
8.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 30, 2009.
13.	Incorporated by reference to our Current Report on Form 10-K as filed with the SEC on April 14, 2010.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Group Corporation
a Texas corporation
Date: May 20, 2010	/s/ Cheng Pheng LOI
---------------------------------------
Cheng Pheng LOI
Principal executive officer
President, director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Cheng Pheng LOI	May 20, 2010
--------------------------------------------
Cheng Pheng LOI
Its:	Principal executive officer
President, CFO, director