Form 10-Q
period 2010-06-30
China Media Group CORP
filed 2010-08-17
CIK 1211211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended June 30, 2010

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

Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (&sec;232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [   ] No[ x ]

The number of common equity shares outstanding as of June 30, 2010 was 544,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009
Condensed Consolidated Statements of Operations for the three and six months period ended June 30, 2010 and June 30, 2009
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008, and for the six months period ended June 30, 2010
Condensed Consolidated Statements of Cash Flows for the six months periods ended June 30, 2010 and 2009
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
		June 30, 2010	December 31, 2009
		(Unaudited)	(Audited)
		US$	US$
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		27,764	32,860
Prepayments, deposit and other receivables	7	277,616	253,851
		---------------------	---------------------
Total current assets		305,380	286,711

Non-current assets
Property and equipments, net	8	21,326	27,606
Advance payment for distribution rights	9	138,000	138,000
Goodwill	10	5,036,771	4,791,676
		---------------------	---------------------
		5,196,097	4,957,282
		---------------------	---------------------
		5,501,477	5,243,993
		==============	==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other payables and accruals	11	785,573	688,318
Short term debt	12	114,591	99,645
Due to officer and directors	13	1,085,894	1,083,686
Due to a shareholder	14	339,396	259,747
Convertible loan	15	50,000	-
Option liabilities	5	142,888	-
		---------------------	---------------------
Total current liabilities		2,518,342	2,131,396
		---------------------	---------------------

Long-term debts	16	2,000,000	2,000,000
Minority interest		136,362	147,975

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 544,132,450 (2009: 534,132,450) shares issued and outstanding	6	7,653,902	7,428,902
Additional paid-in-capital		1,799,358	1,760,874
Comprehensive income		53,159	44,148
Accumulated deficits		(8,659,646)	(8,269,302)
		---------------------	---------------------
Total stockholders' equity		846,7731	964,622
		---------------------	---------------------
		5,501,477	5,243,993
		=============	=============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	Three months periods Ended June 30 ----------------------------		Six months periods Ended June 30 ----------------------------
	2010	2009	2010	2009
	------------	------------	------------	------------
	US$	US$	US$	US$

Net revenue	11,042	30,148	26,574	41,756

Cost of revenue	(7,116)	(31,937)	(13,356)	(36,797)
	------------	------------	------------	------------
Gross profit / (loss)	3,926	(1,789)	13,218	4,959

Operating expenses:
Selling, general and administrative expenses	227,897	114,534	329,637	226,836
	------------	------------	------------	------------
Loss from operations before other expense	(223,971)	(116,323)	(316,419)	(221,877)

Other income / (expenses)
Interest income	-	-	-	-
Interest expenses	(43,047)	(43,441)	(85,538)	(85,958)
	------------	------------	------------	------------
Net loss before minority interests	(267,018)	(159,764)	(401,957)	(307,835)
Minority interest	4,497	4,517	11,613	8,251
	------------	------------	------------	------------
Net loss	(265,521)	(155,247)	(390,344)	(299,584)
	------------	------------	------------	------------
Other comprehensive income
Foreign currency translation gain	6,981	213	9,011	(235)
	------------	------------	------------	------------
Comprehensive loss	(255,540)	(155,034)	(381,333)	(299,819)
	==========	==========	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	==========	==========	=========	=========
Basic and diluted weighted average number of common shares *	535,451,131	534,132,450	534,795,433	534,132,450
	==========	==========	=========	=========
*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended June 30, 2010 and 2009 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
		Additional					Total
	Common stock		paid-in	Comprehensive	Prepaid	Accumulated	stockholders'
	Shares	Amount	capital	income	Expenses	Deficit	equity
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008 and January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
Amortization of options granted	-	-	100,691	-	-	-	100,691
Comprehensive income	-	-	-	883	-	-	883
Net loss	-	-	-	-	-	(2,534,104)	(2,534,104)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	964,622
Amortization of options granted	-	-	38,484	-	-	-	38,484
Comprehensive income	-	-	-	9,011	-	-	9,011
Issuance of shares for acquisition of subsidiary	10,000,000	225,000	-	-	-	-	225,000
Net loss	-	-	-	-	-	(390,344)	(390,344)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
June 30, 2010	544,132,450	7,653,902	1,799,358	53,159	-	(8,659,646)	846,773
	=========	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	For the Six Months ended June 30, 2010	For the Six Months ended June 30, 2009
	US$	US$
	--------------------	--------------------

Cash flows from operating activities:
Net loss	(390,3440)	(299,584)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,280	6,255
Minority interest	(11,613)	(8,251)
Option expenses for employee compensation	38,484	50,346
Goodwill on acquisition of subsidiary	(245,095)	-

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(23,765)	(106,933)
Loan receivable	-	149
Account receivable	-	5,807
Accounts payable and accrued expenses	97,255	102,268
Short term debt	14,946	99,645
Convertible loan	50,000	-
Loan term debt	-	(99,645)
Option liabilities	142,888	-
Due to related parties	2,208	(135,786)
Due to a shareholder	79,649	340,000
	--------------------	--------------------
Net cash used in operating activities	(239,107)	(45,729)
	--------------------	--------------------

Cash flows from investing activities:
Purchase of property and equipment	-	-
	--------------------	--------------------
Net cash used in investing activities	-	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	225,000	-
	--------------------	--------------------
Net cash provided by financing activities	225,000	-
	--------------------	--------------------

Net decrease in cash and cash equivalents	(14,107)	(45,729)
Effect of exchange rate changes on cash and cash equivalents	9,011	(235)
Cash and cash equivalents, beginning	32,860	67,764
	--------------------	--------------------
	27,764	21,800
	============	============

Supplemental disclosure of cash flow information:
Interests paid	85,538	85,958
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

In May 2009, the Group established a 50/50 joint venture company, ATC Marketing Limited, which is to be in the business of marketing and distributing of convergent multimedia communication and internet devices. In September 2009, the Group acquired a 51% interest in Premium Multimedia Sdn. Bhd., which is to be in the business of outdoor media business.

In June 2010, the Group acquired a 50% interests in AX Organic Limited, which is in the business of marketing, sales and distribution of organic fertilizers and produce.

The Group will be engaged in the media and advertising business, focusing mainly in China, and the marketing and distribution of convergent devices and the sale and marketing of organic fertilizers and produce. During the period, the Group recorded sales in the provision of advertising services.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company 's fiscal year end is December 31.
Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2009 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd., and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding status and/or controlling of the Board of Directors. During the period the Group acquired a 50% subsidiary, AX Organic Limited on June 18, 2010 and consolidates this subsidiary into the Group accounts from that date onwards as the Group has control of the Board of Directors.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2010, the comprehensive income was $53,159, and $43,030 in 2009.

Recent Pronouncements
Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No.163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No.60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Implemented Standards (Continued)

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No.141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December15, 2008. The Company implemented this guidance effective January1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December15, 2008. The Company implemented this guidance as of January1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No.159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Implemented Standards (Continued)

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No.157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April1, 2009, which also was not material to the Company's financial position or results of operations.

Recently Issued Standards

In August 2009, the FASB issued ASC Update ("ASU") No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No.2009-05 will have a material effect on its financial position or results of operations.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Issued Standards (continued)

In September 2009, the FASB issued ASC Update ("ASU") No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No.2009-12 will have a material effect on its financial position or results of operations.

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

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167"). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November15, 2009. Although Statement No.167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166"). Statement No.166 revises FASB Statement of Financial Accounting Standards No.140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No.140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

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

In January 2010,the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards CodificationTM, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2010, the Company has incurred an accumulated deficits totaling $8,659,646 and its current liabilities exceed its current assets by $2,212,962. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
During the period, on June 18, 2010 the Company issued 10,000,000 shares of Common Stock pursuant to a Stock Purchase Agreement to acquire 50% controlling interests in AX Organic Limited.
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

On May 18, 2007, the board of directors approved to issue 12,300,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.038 for a vesting period of 3 years. The 12,300,000 stock options expired on May 17, 2010.

On April 16, 2010, the board of directors approved to issue 19,000,000 stock options to employees to purchase shares of our Common Stock under the 2002 Stock Option Plan, at exercise price of $0.010 for an option period of 5 years, and for these options 50% of the entitlement is vested immediately to option holders and the remaining 50% shall be vested in one year from the date of issue of the option.

As of June 30, 2010, the Company has 19,000,000 stock options outstanding and the option liabilities is $142,888.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended June 30, 2010:
Options outstanding
Outstanding, December 31, 2009	12,300,000
Granted during the period	19,000,000
Forfeited/lapsed during the period	(12,300,000)
Exercised during the period	-
--------------------------------
Outstanding, June 30, 2010	19,000,000
===================
Following is a summary of the status of options outstanding at June 30, 2010:
Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price
4/16/2010	$0.010	19,000,000	4.79	$0.010	19,000,000	$0.00

During the period on May 17, 2010, 12,300,000 stock options expired and on April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of June 30, 2010, there were 19,000,000 outstanding stock options.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The 17,500,000 stock options granted on December 23, 2006 were expired on December 22, 2009:
Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0
ii) The 12,300,000 stock options granted on May 18, 2007 were expired on May 17, 2010:
Grant date:	5/18/2007
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	139%
Expected dividend yield	0
ii) The outstanding 19,000,000 stock options granted on April 16, 2010 and will expire on April 16, 2015:
Grant date:	4/16/2010
Risk-free interest rate	3.25%
Expected life of the options	5.00 years
Expected volatility	250%
Expected dividend yield	0

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
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

No shares were issued under the registration statement on Form S-8 during the year 2009 and 2008. As at June 30, 2010 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of June 30, 2010, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

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

As at December 31, 2009 and as at June 30, 2010, there is no warrant share outstanding.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6	STOCK PURCHASE AGREEMENTS
a)	In January 2008 the Company issued 2,631,579 shares pursuant to a Second Amendment Agreement to extend the repayment of the $50,000 Convertible Debenture to March 28, 2008.
b)	On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
c)	On June 18, 2010 the Company issued 10,000,000 shares of Common Stock pursuant to a Stock Purchase Agreement to acquire 50% controlling interests in AX Organic Limited.
NOTE 7	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
		June 30, 2010	December 31, 2009
		US$	US$

Rental deposits		6,342	6,369
Utilities and other deposits		19,767	19,850
Advance to suppliers	a	229,936	215,918
Other receivable		21,571	11,714
		---------------	-------------
		277,616	253,851
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. and deposit for the purchase of fertilizer paid to Divine Juta Sdn. Bhd.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	June 30, 2010	December 31, 2009
	US$	US$
Cost
Furniture, fixtures and equipment	7,216	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	63,225	62,954
Additional cost : Furniture, fixtures and equipment	-	271
Accumulated depreciation	(41,899)	(35,619)
	-------------------	-------------------
Balance at end of period	21,326	27,606
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	June 30, 2010	December 31, 2009
	US$	US$
Balance at beginning of period /year	4,791,676	6,791,676
Impairment charge during period / year	-	2,000,000
Goodwill on acquisition of subsidiary during period / year	245,095	-
	-------------------	-------------------
Balance at end of period / year	5,036,771	4,791,676
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		June 30, 2010	December 31, 2009
		US$	US$
Accrued salaries and wages		29,404	33,049
Accrued interest		1,316	10,795
Accrued accounting, legal and consulting fee		246,916	153,654
Accrued office and related expenses		22,567	78,901
Other accrued expenses		8,239	15,926
Other payables	a	450,249	376,211
Deposit from customers		26,882	19,782
		-------------------	-------------------
Balance at end of period / year		785,573	688,318
		===========	===========
Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT -TERM DEBT

As of June 30, 2010, the Company has an outstanding unsecured debt payable, which was reclassifies from long term debts (Note 16), of $114,591 (December 31, 2009: $99,645), with annual interest rate of 10%. This debt is due on May 31, 2011. The Company recorded accrued interest of $5,107 for the six months ended June 30, 2010 (year ended December 31, 2009: $9,964).

NOTE 13	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,085,894 as of June 30, 2010 (December 31, 2009: $1,083,686).

NOTE 14	DUE TO A SHAREHOLDER
The amount due to a shareholder is interests free, unsecured and repayable on demand. The balance of due to a shareholder is $339,396 as of June 30, 2010 (December 31, 2009: $259,747).
NOTE 15	CONVERTIBLE LOAN

The convertible loan of US$50,000 is unsecured, bears interest at 10% per annum, repayable on 3 June 2011. The holder of the loan can convert the loan into Common Stock of the Company at a conversion price of US$0.02 per share and can be converted anytime prior to maturity of the loan.

NOTE 16	LONG-TERM DEBTS
	June 30, 2010	December 31, 2009
	US$	US$
Shareholder Loan	2,000,000	2,000,000
Other Loan	-	-
	-------------------	-------------------
	2,000,000	2,000,000
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012.

The other loan is unsecured, accrue interest at 10% per annum and payable on May 31, 2011. At the balance sheet date, this loan was reclassified to short term loan (note 12).
NOTE 17	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the six months ended June 30, 2010 and 2009, the Company paid the directors and its officers and their services companies a total remuneration of $9,000 and $12,000, respectively.

On November 25 2005, a subsidiary of the Company signed a loan agreement with its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2009 was $160,000 (2008: $160,000) and $80,000 for the six months period ended June 30, 2010.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Product Services		Consolidated

	For the six months ended June 30		For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	26,574	12,189	-	29,567	-	-	26,574	41,756
	=========	=========	=========	=========	=========	=========	=========	=========
Segment results	(11,759)	(22,410)	(4,650)	201	(1,217)	-	(17,625)	(22,209)
	=========	=========	=========	=========	=========	=========
Unallocated corporate income							-	-

Unallocated corporate expenses							(287,181)	(191,417)
							--------------	--------------
Loss from operations							(304,806)	(213,626)

Finance costs							(85,538)	(85,958)
							--------------	--------------

Loss for the period							(390,344)	(299,584)
							=========	=========
							As at June 30, 2010	As at June 30, 2009
ASSETS
Segment assets	4,809,949	6,821,138	356,059	282,087	260,025	-	5,426,033	7,103,225

Unallocated corporate assets							75,444	212,595
							--------------	--------------
Consolidated total assets							5,501,477	7,315,820
							=========	=========
LIABILITIES
Segment liabilities	147,071	159,979	(9,492)	430	(1,217)	-	136,362	160,409

Unallocated corporate liabilities							4,518, 342	4,007,732
							--------------	--------------
Consolidated total liabilities							4,654,704	4,168,141
							=========	=========
Depreciation of fixed assets	5,594	5,711	686	660	-	-	6,280	6,371

	=========	=========	=========	=========	=========	=========	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the six month ended June 30, 2010 and for the year ended December 31, 2009 was $12,298 and $24,060, respectively.

Future minimum rental payments under non-cancelable operating leases for the six month ended June 30, 2010 and for the year ended December 31, 2009 are $25,023 and $50,509, respectively.

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
(d)

On June 18, 2010 the Group acquired a controlling interests in AX Organic Limited by the initial share consideration of 10 million common stock in the Company and a performance shares consideration based on the profits derived by AX Organicx over a period of two years.

NOTE 20	SUBSEQUENT EVENTS
(a)

On July 6, 2010 the Company received the second portion of the Convertible Loan of US$50,000. The Convertible Loan is non-secured, bears interests at 10% per annum and repayable in one year. The Convertible Loan can be converted into common stock of the Company at a conversion price of US$0.02 per shares anytime prior to maturity of the loan

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

OUR BUSINESS. Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this, the Company established 4 strategic business units being "Advertising" "Print" "Telecommunications and Mobile Computing" and "Products and Services".

In March 2007, we acquired the entire issued share capital of Good World Investments Limited ("Good World") which owns 50% of Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren"). Good World is an investment holding company and Beijing Ren Ren is in the business of advertising in promoting health education and health awareness in China under the program Great Wall of China Project as further described below.

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

Due to the global economic recession, the advertising expense is expected to decline in 2009. Many corporations are expected to reduce the advertising budget. We will therefore cautiously move forward in 2010. We believe that the China advertising market will re-bound and provide opportunities for the Group. We will look to re-launch the outdoor advertising markets and to raise the adequate capital to roll out the Beijing Ren Ren outdoor project We will also explore other markets in the Asia region for any synergistic business opportunities.

Although we have established 4 business units, only three units have begun in operation, i.e.: Advertising, Telecommunications and Mobile Computing and Products Services. In summary, some major events are as follows:

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. During the period the Company did not derive any advertising income from the BRR project but has recorded $11,042 in relation to advertising services. In the coming months, the Group is expected to derive revenues from advertising sales for the digital interactive kiosks.

In late 2009, the Group was appointed as an exclusive advertising agent for interactive digital media kiosk in Hong Kong. These kiosks offered 2 dimensions and 3 dimensions touch screen capability, and offer video ads. Originally these kiosks were designed to offer 2D and 3D city map of Hong Kong combined with location based directory listing services with interactive searches to be deployed in tourist attractions, hotels and shopping malls in 2010 targeting incoming tourist market. However, during the period our partner has decided to focus now on the specialty channels of book stores and grocery chain stores. In the coming months, the Group expects to derive revenues from advertising sales from these digital kiosks.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by Q4 2010.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. No revenue was derived from this business unit as at the date of this report.

As announced in the Form 8K in April 2010, the Company entered into an agreement to acquire controlling interests in AX Organic Limited, a company that is in the business of marketing, sales and distribution of organic fertilizers and vegetables. This agreement, closed in June 2010. Through this initial agreement, we expect that this new product line of organic fertilizers and produce will enable us to promote healthy living and healthy products under the Population Great Wall of China project as described in Advertising business unit above. During the period, we have entered into a Work Agreement to remediate the soil on 10,000 mu of farm land in Huangpi, China and to off take the organic produce grown on the farm land. The initial work is for 2,000 mu and we have received a RMB50,000 deposit for such work at June 30, 2010. We expect that we will derive revenue from the soil remediation work in the coming quarter, and the farm produce in Q4 2010.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $27,764 as of June 30, 2010; a decrease from the previous period end of December 31, 2009. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Over the course of the next two years, subject to available resources, we propose to build up our advertising presences to over 5 regional offices in China. Over the next two years, we also propose to acquire strategic partners that have existing operations in cities or regions to grow our business by acquisition and through cooperation agreements and otherwise, subject to available funding. In addition, we plan to devote more resources to the Products Division in our newly founded organic products. We plan to support the organic products division, subject to available resources, and to combine it with our benevolent program in Beijing. Additional support staff may be hired as necessity and resources dictate within the next twelve months.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Results of operation.
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2009

REVENUES.

For the three months period ended June 30, 2010, the Group has realized revenue of $11,042 and a cost of revenue of $7,116, achieving a gross profit of $3,926. For the three month period ended June 30, 2009, the Group has realized revenue of $30,148 and a cost of revenue of $31,937 achieving a gross loss of $1,789. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the six months period ended June 30, 2010, the Group has realized revenue of $26,574 and a cost of revenue of $13,356, achieving a gross profit of $13,218. For the six month period ended June 30, 2009, the Group has realized revenue of $41,756 and a cost of revenue of $36,797 achieving a gross profit of $4,959.

OPERATING EXPENSES.

For the three month period ended June 30, 2010, our gross profit was $3,926 and our total operating expenses were $227,897, all of which were selling, general and administrative expenses. We also had $43,047 in interest expenses, and loss attributable to minority interests of $4,497, so that the net loss to our shareholders for the three months period ended June 30, 2010 was $262,521. This is in comparison to the same period ended June 30, 2009, where our gross loss was $1,789 and our total operating expenses were $114,534, all of which were selling, general and administrative expenses. We also had $$43,441 in interest expenses and loss attributable to minority interests of $4,517, so that the net loss to our shareholders for the three months period ended June 30, 2009 was $155,247.

For the six month period ended June 30, 2010, our gross profit was $13,218 and our total operating expenses were $329,637, all of which were selling, general and administrative expenses. We also had $85,538 in interest expenses, and loss attributable to minority interests of $11,613, so that the net loss to our shareholders for the six months period ended June 30, 2010 was $390,344. This is in comparison to the same period ended June 30, 2009, where our gross profit was $4,959 and our total operating expenses were $226,836, all of which were selling, general and administrative expenses. We also had $$85,958 in interest expenses and loss attributable to minority interests of $8,251, so that the net loss to our shareholders for the six months period ended June 30, 2009 was $299,584.

Liquidity and Capital Resources

As at June 30, 2010, the Company had cash and cash equivalents totaling $27,764, other current assets of $277,616 and non-current assets totaling $5,196,097 which were represented by $21,326 in fixed assets, $138,000 in distribution rights and $5,036,771 in goodwill. The total assets of the Company were $5,501,477 as of June 30, 2010. We also had current liabilities of $2,375,454 which were represented by $785,573 in accruals, $114,591 in short term debt, $50,000 in convertible loan, $1,085,894 due to related parties, $339,396 due to a shareholder as of June 30, 2010. We also had $2,000,000 in long-term shareholders loan and $136,362 in minority interests as of June 30, 2010, made our total liabilities $4,511,816.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2010.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended June 30, 2010 the Company incurred net losses of $262,521 and has accumulated losses of $8,659,646 as at June 30, 2010. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

On April 27, 2010 and as announced in the Form 8K filed with the SEC on April 30, 2010, the Group entered into a conditional agreement to acquire a controlling interests in AX Organic Limited by the initial share consideration of 10,000,000 common stock in the Company and a performance shares consideration based on the profits derived by AX Organic over a period of two years. On June 18, 2010, this transaction was closed and 10,000,000 unregistered shares were issued as part of the consideration.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit No.	Description of Exhibit
2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(11)
2.2	Shareholders' Agreement between Good World Investments Limited, Allan Gallyot and Premium Multimedia Sdn. Bhd.(12)
2.3	Operational Agreement between AX Organic Limited and Huangpi High Yield Cultivation Experiment Base (14)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(8)
3.2	Bylaws (1)
4.1	Executive Services Agreement between China Media Group Corporation and Con Unerkov (3)
4.2	Executive Services Agreement between China Media Group Corporation and Alex Ho (3)
4.3	Warrants to Purchase Common Stock (4)(5)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (4)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(4).
10.3	2002 Stock Option Plan (6)
10.4	2007 Stock Incentive Plan (7)
10.5	Second Amendment Agreement (9)
10.6	Termination Letter Agreement (10)
21.1	Subsidiaries of small business issuer (13)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
8.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 30, 2009.
13.	Incorporated by reference to our Annual Report on Form 10-K as filed with the SEC on April 14, 2010.
14.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on June 23, 2010.
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
By:	/s/ Cheng Pheng LOI	August 17, 2010
--------------------------------------
Cheng Pheng LOI
Its:	Principal executive officer
President, CEO, director