Form 10-Q
period 2010-09-30
China Media Group CORP
filed 2010-11-19
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended September 30, 2010

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

Yes [ x ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ]    No [    ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [    ]    Accelerated Filer [   ]     Non-Accelerated Filer [   ]    Smaller Reporting Company [ x ]

SEC 1296 (03-10)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of October 30, 2010 was 554,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009
Condensed Consolidated Statements of Operations for the three and nine months period ended September 30, 2010 and September 30, 2009
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008, and for the nine months period ended September 30, 2010
Condensed Consolidated Statements of Cash Flows for the nine months periods ended September 30, 2010 and 2009
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
		September 30, 2010	December 31, 2009
		(Unaudited)	(Audited)
		US$	US$
	Notes	-----------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		19,572	32,860
Account receivables		9,665	-
Inventory		10,986	-
Prepayments, deposit and other receivables	7	311,372	253,851
		---------------------	---------------------
Total current assets		351,595	286,711

Non-current assets
Property and equipments, net	8	18,184	27,606
Advance payment for distribution rights	9	138,000	138,000
Goodwill	10	5,036,771	4,791,676
		---------------------	---------------------
		5,192,955	4,957,282
		---------------------	---------------------
		5,544,550	5,243,993
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other payables and accruals	11	856,582	688,318
Short term debt	12	114,591	99,645
Due to officer and directors	13	1,087,471	1,083,686
Due to a shareholder	14	379,680	259,747
Convertible loan	15	100,000	-
Option liabilities	5	172,451	-
		---------------------	---------------------
Total current liabilities		2,710,775	2,131,396
		---------------------	---------------------

Long-term debts	16	2,000,000	2,000,000
Minority interest		128,982	147,975

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 544,132,450 (2009: 534,132,450) shares issued and outstanding	6	7,653,902	7,428,902
Additional paid-in-capital		1,799,358	1,760,874
Comprehensive income		52,288	44,148
Accumulated deficits		(8,800,755)	(8,269,302)
		---------------------	---------------------
Total stockholders' equity		704,793	964,622
		---------------------	---------------------
		5,544,550	5,243,993
		============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
	Three months periods		Nine months periods
	Ended September 30		Ended September 30
	------------------------------------------------		---------------------------------------------
	2010	2009	2010	2009
	-----------------	-----------------	-----------------	---------------
	US$	US$	US$	US$

Net revenue	17,639	37,309	44,213	79,065

Cost of revenue	(8,875)	(16,457)	(22,231)	(53,254)
	-----------------	-----------------	----------------	---------------
Gross profit	8,764	20,852	21,982	25,811

Operating expenses:
Selling, general and administrative expenses	111,955	116,186	441,592	343,022
	-----------------	-----------------	---------------	---------------
Loss from operations before other expense	(103,191)	(95,334)	(419,610)	(317,211)

Other income / (expenses)
Interest income	-	-	-	-
Interest expenses	(45,298)	(42,491)	(130,836)	(128,449)
	-----------------	-----------------	-----------------	--------------
Net loss before minority interests	(148,489)	(137,825)	(550,446)	(445,660)
Minority interest	7,380	3,758	18,993	12,009
	-----------------	-----------------	-----------------	--------------
Net loss	(141,109)	(134,067)	(531,453)	(433,651)
	-----------------	-----------------	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	(871)	274	8,140	39
	-----------------	-----------------	-----------------	--------------
Comprehensive loss	(141,980)	(133,793)	(523,313)	(433,612)
	==========	==========	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	==========	==========	=========	=========
Basic and diluted weighted average number of common shares *	544,132,450	534,132,450	537,941,974	534,132,450
	==========	==========	=========	===============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended September 30, 2010 and 2009 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
		Common	Additional				Total
		Stock	Paid-in	Comprehensive	Prepaid	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Expenses	Deficit	Equity
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
Balance at January 1, 2008	521,500,871	7,428,902	1,449,491	20,766	(293,401)	(3,582,289)	5,023,469

Amortization of issuance of shares for services expenses	-	-	-	-	293,401	-	293,401

Amortization of options granted	-	-	100,692	-	-	-	100,692

Issuance of shares for extension of repayment of debenture	2,631,579	-	50,000	-	-	-	50,000

Issuance of shares for termination of ELOC Agreement	10,000,000	-	60,000	-	-	-	60,000

Comprehensive income	-	-	-	22,499	-	-	22,499

Net loss	-	-	-	-	-	(2,152,909)	(2,152,909)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2008 and January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	3,397,152
Amortization of options granted	-	-	100,691	-	-	-	100,691
Comprehensive income	-	-	-	883	-	-	883
Net loss	-	-	-	-	-	(2,534,104)	(2,534,104)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	964,622
Amortization of options granted	-	-	38,484	-	-	-	38,484
Comprehensive income	-	-	-	8,140	-	-	81,40
Issuance of shares for acquisition of subsidiary	10,000,000	225,000	-	-	-	-	225,000
Net loss	-	-	-	-	-	(531,453)	(531,453)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at September 30, 2010	544,132,450	7,653,902	1,799,358	52,288	-	(8,800,755)	704,793
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009
	US$	US$
	--------------------	--------------------

Cash flows from operating activities:
Net loss	(531,453)	(433,651)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	9,422	9,382
Minority interest	(18,993)	(12,009)
Option expenses for employee compensation	38,484	75,519
Goodwill on acquisition of subsidiary	(245,095)	-

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(57,521)	(179,867)
Loan receivable	-	72
Account receivable	(9,665)	(29,516)
Inventory	(10,986)	-
Accounts payable and accrued expenses	168,264	159,365
Short term debt	14,946	99,645
Convertible loan	100,000	-
Loan term debt	-	(99,645)
Option liabilities	172,451	-
Due to related parties	3,785	(17,537)
Due to a shareholder	119,933	380,000
	--------------------	--------------------
Net cash used in operating activities	(246,428)	(48,242)
	--------------------	--------------------

Cash flows from investing activities:
Purchase of property and equipment	-	-
	--------------------	--------------------
Net cash used in investing activities	-	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	225,000	-
	--------------------	--------------------
Net cash provided by financing activities	225,000	-
	--------------------	--------------------

Net decrease in cash and cash equivalents	(21,428)	(48,242)
Effect of exchange rate changes on cash and cash equivalents	8,140	39
Cash and cash equivalents, beginning	32,860	67,764
	--------------------	--------------------
	19,572	19,561
	============	============

Supplemental disclosure of cash flow information:
Interests paid	130,836	128,449
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

In October, 2010 the Group acquired 69% interests in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia, by the issuance of 10,000,000 shares in the Company. CIMC is in the business of television media and digital signage boards.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2010, the comprehensive income was $52,288, and $43,304 in 2009.

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

In October 2009, the FASB issued FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). ("ASC Update No. 2009-13"). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2010, the Company has incurred an accumulated deficits totaling $8,800,755 and its current liabilities exceed its current assets by $2,359,180. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 8, 2010 the Group completed the transaction to acquire 69% interests in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia, by the issuance of 10,000,000 shares in the Company as part of the purchase consideration. CIMC is in the business of television media and digital signage boards.

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

As of September 30, 2010, the Company has 19,000,000 stock options outstanding and the option liabilities is $172,451.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended September 30, 2010:
Options outstanding
Outstanding, December 31, 2009	12,300,000
Granted during the period	19,000,000
Forfeited/lapsed during the period	(12,300,000)
Exercised during the period	-
---------------------------
Outstanding, September 30, 2010	19,000,000
================
Following is a summary of the status of options outstanding at September 30, 2010:
Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	4.54	$0.010	19,000,000	$0.00

During the period on May 17, 2010, 12,300,000 stock options expired and on April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of September 30, 2010, there were 19,000,000 outstanding stock options.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The 17,500,000 stock options granted on December 23, 2006 were expired on December 22, 2009:
Grant date:	12/23/2006
Risk-free interest rate	4.63%
Expected life of the options	3.00 years
Expected volatility	95%
Expected dividend yield	0
yii) The 12,300,000 stock options granted on May 18, 2007 were expired on May 17, 2010:
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

As at December 31, 2009 and as at September 30, 2010, there is no warrant share outstanding.

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
d)

On October 8, 2010 the Company issued 10,000,000 shares of Common Stock as part of the purchase consideration pursuant to a Sale and Purchase Agreement to acquire 69% controlling interests in China Integrated Media Corporation Limited.

NOTE 7	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
Prepayments, deposits and other receivables are summarized as follows:
		September 30, 2010	December 31, 2009
		US$	US$

Rental deposits		6,363	6,369
Utilities and other deposits		19,834	19,850
Advance to suppliers	a	248,701	215,918
Other receivable		36,474	11,714
		-------------------	-------------------
		311,372	253,851
		===========	===========
Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. and deposit for the purchase of fertilizer paid to Divine Juta Sdn. Bhd.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	September 30, 2010	December 31, 2009
	US$	US$
Cost
Furniture, fixtures and equipment	7,216	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	63,225	62,954
Additional cost : Furniture, fixtures and equipment	-	271
Accumulated depreciation	(45,041)	(35,619)
	-------------------	-------------------
Balance at end of period	18,184	27,606
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	September 30, 2010	December 31, 2009
	US$	US$

Balance at beginning of period /year	4,791,676	6,791,676
Impairment charge during period / year	-	2,000,000
Goodwill on acquisition of subsidiary during period / year	245,095	-
	-------------------	-------------------
Balance at end of period / year	5,036,771	4,791,676
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		September 30, 2010	December 31, 2009
		US$	US$

Accrued salaries and wages		31,164	33,049
Accrued interest		6,614	10,795
Accrued accounting, legal and consulting fee		182,066	153,654
Accrued office and related expenses		27,454	78,901
Other accrued expenses		12,975	15,926
Other payables	a	576,684	376,211
Deposit from customers		19,625	19,782
		-------------------	-------------------
Balance at end of period / year		856,582	688,318
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT - TERM DEBT

As of September 30, 2010, the Company has an outstanding unsecured debt payable, which was reclassifies from long term debts (Note 16), of $114,591 (December 31, 2009: $99,645), with annual interest rate of 10%. This debt is due on May 31, 2011. The Company recorded accrued interest of $3,820 for the nine months ended September 30, 2010 (year ended December 31, 2009: $9,964).

NOTE 13	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,087,471 as of September 30, 2010 (December 31, 2009: $1,083,686).

NOTE 14	DUE TO A SHAREHOLDER
The amount due to a shareholder is interests free, unsecured and repayable on demand. The balance of due to a shareholder is $379,680 as of September 30, 2010 (December 31, 2009: $259,747).
NOTE 15	CONVERTIBLE LOANS

The Company has two convertible loans outstanding. The first convertible loan of US$50,000 is unsecured, bears interest at 10% per annum, repayable on June 3, 2011. The second convertible loan of US$50,000 is unsecured, bears interest at 10% per annum, repayable on July 5, 2011.The holder of these loans can convert the loan into Common Stock of the Company at a conversion price of US$0.02 per share and can be converted anytime prior to maturity of the loan.

NOTE 16	LONG-TERM DEBTS
	September 30, 2010	December 31, 2009
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	-
	-------------------	-------------------
	2,000,000	2,000,000
	===========	===========

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

The Company agreed to pay directors and officers a monthly salary for services performed. During the nine months ended June 30, 2010 and 2009, the Company paid the directors and its officers and their services companies a total remuneration of $9,000 and $12,000, respectively.

On November 25 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2009 was $160,000 (2008: $160,000) and $120,000 for the nine months period ended September 30, 2010.

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

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Product Services		Consolidated
	For the nine months ended September 30		For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	36,872	49,498	-	29,567	7,341	-	44,213	79,065
	========	========	========	========	========	========	=========	=========
Segment results	(22,705)	(14,931)	(4,650)	201	1,498	-	(25,856)	(14,730)
	========	========	========	========	========	========
Unallocated corporate income							-	-

Unallocated corporate expenses							(374,761)	(290,784)
							--------------	--------------
Loss from operations							(400,617)	(305,202)

Finance costs							(130,836)	(128,449)
							--------------	--------------

Loss for the period							(531,453)	(433,651)
							=========	=========
							As at September 30
							2010	2009
ASSETS
Segment assets	4,816,817	6,853,664	356,451	346,338	278,053	-	5,451,321	7,200,002

Unallocated corporate assets							93,229	218,786
							--------------	--------------
Consolidated total assets							5,544,550	7,418,788
							=========	=========
LIABILITIES
Segment liabilities	143,584	156,221	(9,492)	-	(5,110)	-	128,982	156,221

Unallocated corporate liabilities							4,710,775	4,223,508
							--------------	--------------
Consolidated total liabilities							4,839,757,	4,379,729
							=========	=========
Depreciation of fixed assets	8,391	8,562	1,029	990	-	-	9,420	9,552

	========	========	========	========	========	========	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the nine month ended September 30, 2010 and for the year ended December 31, 2009 was $18,581 and $24,060, respectively.

Future minimum rental payments under non-cancelable operating leases for the nine month ended September 30, 2010 and for the year ended December 31, 2009 are $18,652 and $50,509, respectively.

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
(d)

On June 18, 2010 the Group acquired a controlling interests in AX Organic Limited by the initial share consideration of 10 million common stock in the Company and a performance shares consideration based on the profits derived by AX Organix over a period of two years.

NOTE 20	SUBSEQUENT EVENTS
(a)

As disclosed in the Form 8-K filed with the SEC on October 12, 2010 the Group completed the acquisition of 69% interests in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia, for a total consideration of US$250,000, of which US$50,000 was paid by the issuance of a 6% per annum interest bearing promissory note and the remaining balance of US$200,000 was settled by the issuance of 10,000,000 shares in the Company. Our director, Mr. Con Unerkov had an indirect interest of 33.8% in CIMC. CIMC is in the business of television media and digital signage boards.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

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

Due to the recent global economic recession, Companies have been more cautious in their discretionary spending. We believe that the China advertising market has rebounded with the continued growth of its economy. We will look to re-launch the outdoor advertising markets and to raise the adequate capital to roll out the Beijing Ren Ren outdoor project. In October 2010, we acquired 69% interests in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia that operates in digital signage media and China's television media, having the rights to three TV channels on an IPTV platform. This acquisition will open up the television sector to the Group. In November 2010, CIMC acquired a digital signage solutions company, Touche Adaptive Systems Pty. Limited ("Touche") to utilize Touche's technology for other markets such as China and Malaysia. In conjunction with this acquisition, the Group reorganized its outdoor sign business by transferring our subsidiary company Premier Multimedia Sdn. Bhd. under CIMC thereby consolidating all the board business into the CIMC group. CIMC will then be able to develop and focus on the board business for the Group. We will also explore other markets in the Asia region for any synergistic business opportunities.

Although we have established 4 business units, only three units have begun in operation, i.e.: Advertising, Telecommunications and Mobile Computing and Products Services. In summary, some major events during this quarter were as follows:

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. During the period the Company did not derive any advertising income from the BRR project but has recorded $10,298 in relation to advertising services. In the coming months, the Group expects to derive revenues from advertising sales for the digital interactive kiosks based on our recently acquired technology in Malaysia and Australia.

In late 2009, the Group was appointed as an exclusive advertising agent for interactive digital media kiosk in Hong Kong. These kiosks offered 2 dimensions and 3 dimensions touch screen capability, and offer video ads. In October 2010, we have decided to terminate the exclusive agent for this interative digital media kiosk.

For outdoor boards, we have the right to roll out 8 outdoor sign boards in Malaysia and we expect to derive some revenue once these boards have been constructed in the coming months
Telecommunications Unit

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by Q4 2010. There has been no other significant update for the M.A.G.I.C. W3.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. During this quarter, we realized US$7,341 in revenue from the soil remediation project in Huangpi as noted below. evenue was derived from this business unit as at the date of this report.

As announced in the Form 8K in April 2010, the Company entered into an agreement to acquire controlling interests in AX Organic Limited, a company that is in the business of marketing, sales and distribution of organic fertilizers and vegetables. This agreement, closed in June 2010. Through this initial agreement, we expect that this new product line of organic fertilizers and produce will enable us to promote healthy living and healthy products under the Population Great Wall of China project as described in Advertising business unit above. During the period, we have started the preparation for the soil remediation for the project in Huangpi, China. However due to poor weather conditions in the quarter and financial difficulties encountered by our customer, we are waiting for clearance to continue our work. We expect to know the status of the Huangpi soil remediation project before the end of the year.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $19,572 as of September 30, 2010; a decrease from the previous period end of December 31, 2009. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Our subsidiary, China Integrated Media Corporation Limited, will consider raising funds by equity financing through an IPO in Australia in early 2011. Such plans are still at a preliminary stage and further announcements will be made once we have a detailed plan going forward.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Results of operation.
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2009

REVENUES.

For the three months period ended September 30, 2010, the Group has realized revenue of $17,639 and a cost of revenue of $8,875, achieving a gross profit of $8,764. For the three month period ended September 30, 2009, the Group has realized revenue of $37,309 and a cost of revenue of $16,457 achieving a gross loss of $20,852. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the nine months period ended September 30, 2010, the Group has realized revenue of $44,213 and a cost of revenue of $22,231, achieving a gross profit of $21,982. For the nine month period ended September 30, 2009, the Group has realized revenue of $79,065 and a cost of revenue of $53,254 achieving a gross profit of $25,811.

OPERATING EXPENSES.

For the three month period ended September 30, 2010, our gross profit was $8,764 and our total operating expenses were $111,955, all of which were selling, general and administrative expenses. We also had $45,298 in interest expenses, and loss attributable to minority interests of $7,380, so that the net loss to our shareholders for the three months period ended September 30, 2010 was $141,109. This is in comparison to the same period ended September 30, 2009, where our gross loss was $20,852 and our total operating expenses were $116,186, all of which were selling, general and administrative expenses. We also had $$42,491 in interest expenses and loss attributable to minority interests of $3,758, so that the net loss to our shareholders for the three months period ended September 30, 2009 was $134,067.

For the nine month period ended September 30, 2010, our gross profit was $21,982 and our total operating expenses were $441,592, all of which were selling, general and administrative expenses. We also had $130,836 in interest expenses, and loss attributable to minority interests of $18,993, so that the net loss to our shareholders for the nine months period ended September 30, 2010 was $531,453. This is in comparison to the same period ended September 30, 2009, where our gross profit was $25,811 and our total operating expenses were $343,022, all of which were selling, general and administrative expenses. We also had $$128,449 in interest expenses and loss attributable to minority interests of $12,009, so that the net loss to our shareholders for the nine months period ended September 30, 2009 was $433,651.

Liquidity and Capital Resources

As at September 30, 2010, the Company had cash and cash equivalents totaling $19,572, other current assets of $332,023 and non-current assets totaling $5,192,955 which were represented by $18,184 in fixed assets, $138,000 in distribution rights and $5,036,771 in goodwill. The total assets of the Company were $5,544,550 as of September 30, 2010. We also had current liabilities of $2,710,775 which were represented by $856,582 in accruals, $114,591 in short term debt, $100,000 in convertible loan, $1,087,471 due to related parties, $379,680 due to a shareholder, $172,451 in option liabilities as of September 30, 2010. We also had $2,000,000 in long-term shareholders loan and $128,982 in minority interests as of September 30, 2010, made our total liabilities $4,839,757.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2010.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended September 30, 2010 the Company incurred net losses of $141,109 and has accumulated losses of $8,800,755 as at September 30, 2010. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

As disclosed in the Form 8K filed with the SEC on October 12, 2010 the Group completed the acquisition of 69% interests in China Integrated Media Corporation Limited ("CIMC"), a public company in Australia, for a total consideration of US$250,000, of which US$50,000 was paid by the issuance of a 6% per annum interest bearing promissory note and the ramining balance of US$200,000 was settled by the issuance of 10,000,000 shares in the Company. CIMC is in the business of television media and digital signage boards.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit No.	Description of Exhibit
2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(11)
2.2	Shareholders' Agreement between Good World Investments Limited, Allan Gallyot and Premium Multimedia Sdn. Bhd.(12)
2.3	Operational Agreement between AX Organic Limited and Huangpi High Yield Cultivation Experiment Base (14)
2.4	Sale and Purchase Agreement between Good World Investments Limited, Tidewell Limited and the Company(15)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(8)
3.2	Bylaws (1)
4.1	Executive Services Agreement between China Media Group Corporation and Con Unerkov (3)
4.2	Executive Services Agreement between China Media Group Corporation and Alex Ho (3)
4.3	Warrants to Purchase Common Stock (4)(5)
10.1	ELOC Arrangement with Tailor-Made Capital Ltd. (4)
10.2	Debenture Purchase Agreement with Tailor-Made Capital Ltd.(4).
10.3	2002 Stock Option Plan (6)
10.4	2007 Stock Incentive Plan (7)
10.5	Second Amendment Agreement (9)
10.6	Termination Letter Agreement (10)
21.1	Subsidiaries of small business issuer (13)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
4.	Incorporated by reference to our Current Report on Form 8-K/A as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 16, 2006.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
7.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
8.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 8, 2008.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on August 7, 2008.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
12.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 30, 2009.
13.	Incorporated by reference to our Annual Report on Form 10-K as filed with the SEC on April 14, 2010.
14.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on June 23, 2010.
15.	Incoporated by reference to our Current Report on Form 8-K as filed with the SEC on September 22, 2010.
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

By:	/s/ Cheng Pheng LOI	November 19, 2010
--------------------------------------------
Cheng Pheng LOI

Its:	Principal executive officer
President, CEO, director