Form 10-K
period 2010-12-31
China Media Group CORP
filed 2011-04-21
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2010

----------------------------------------

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

----------------------------------------
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (284,863,023 shares) of the registrant based upon the per share closing price of $0.0145 on December 31, 2010 was approximately $4,130,514.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of March 31, 2011, there were 554,132,450 no par value common stock of the Company issued and outstanding.
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

PART I
ITEM 1. BUSINESS.

Company

Our mission is to become one of China's leading new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate our mission, the Company initially established 4 strategic business units: "Television", "Advertising" "Print" and "Telecommunications and Mobile Computing". However due to the lack of financial and other resources available to the Company, in the near future, the Company will now focus on developing businesses that require less capital and initial funding requirement in the Product Services business unit, and only focus on "Advertising" and "Telecommunication and Mobile Computing" business units when opportunities arise where capital requirement is manageable by the Group.

History and Overview

The Company was incorporated in Texas on October 1, 2002 and was originally formed to be a frozen drink machine rental service and then intended to become a diverse company through mergers and acquisitions. In September 2005 the Company changed its board of directors which had since changed the Company name to China Media Group Corporation to reflect the Company's intent to focus all its efforts in advertising and media in the emerging China market. Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where, we believe, global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens.

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

In 2008, our advertising business unit commenced its operations through the providing advertising services and we expect to commence our outdoor advertising placements through Beijing Ren Ren Health Culture Promotion Limited ("Beijing Ren Ren") in the future, subject to available resources.

2010 Products & Services Overview

Although we have established 4 business units, we have only started activities in two of them; those are "Advertising", "Telecommunication and Mobile" and "Product Services". A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit
------------------------

Our principal focus is on our China based advertising under Beijing Ren Ren Health Culture Promotion Limited. Beijing Ren Ren has a nationwide program of promoting health education and health awareness under the United Nations Millennium Development Goals Program which has been named the Great Walls of China Project in China. Under the program, Beijing Ren Ren obtained the rights to advertise in hospitals and the rights to three outdoor signs in every district in China.

Our goal is to develop a network of nationwide ad/sign locations in China on our own or through our cooperative partners so that we can offer our customers nationwide advertising coverage. We aim to establish ad placements in major cities and work with the local governmental bodies to secure high profile ad placement sites.

Furthermore, we aim to utilize the advertisement place inside and outside the hospitals to capture the advertising positions in the health sector. Our strategy is to invite domestic and international healthcare companies to place advertisement in these hospitals. Our goal is to co-ordinate with hospitals nationwide so that we can deliver our health awareness and health education messages across all China.

During the year, we were unsuccessful in raising funds for the Beijing Ren Ren program. The outdoor media had become more mature and competitive in China since this program was initiated. Therefore there are more choices available for advertising in the market and the advertising agencies and customers are seeking for more developed media owners before committing to advertising. Therefore without an outdoor media presence to show to potential customers, we were unable to convince them to commit advertising to us prior to having the sign boards built. Therefore we require the funding to build up the signs prior to being able to attract advertisers to commit advertising to us.

Due to the above circumstances, the Group has decided to de-focus from the Beijing Ren Ren. We will continue to work with and follow up with potential advertisers and funders that we have already contacted on the Beijing Ren Ren program, but we will not actively pursue new advertisers or funders until we have obtain financial resources necessary to built the boards. The Group therefore does not expect to receive any revenue from the Beijing Ren Ren platform for the upcoming year.

In late 2009, the Group was appointed as an exclusive advertising agent for interactive digital media kiosk in Hong Kong. However this agency was mutually terminated in May 2010.

In late 2009, the Group entered into agreement to commence working on billboard business in Malaysia. We expected that this business venture in Malaysia would be complimentary to our outdoor media advertising business in China. However due to limited funding constraints, we could not provide any financial support to this business and this venture was disposed in October 2010 to allow the Group to limit its financial commitments and to focus on its business in China and Hong Kong.

In 2010, the Group provided advertising services in Hong Kong and earned revenue of $52,389.

Telecommunications and Mobile Computing Unit
-------------------------------------------------------------------

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access through telecommunication media is through cooperation with existing networks or to establish select networks. However our longer term strategy is to establish a partnership with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. In 2009, we have also entered into a joint venture with Advance Tech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Group. M.A.G.I.C. platform, named "W3", is the next generation convergent device that has the full capabilities of a notebook computer running on full Windows 7 operating system, but shrink down to the size of a PDA phone.

We expect the M.A.G.I.C. W3 will be an unique convergent device to enter the information and advertising sector of the mobile phone market. ATC has unveiled the M.A.G.I.C. W3 in February 2011 and we expect to receive the prototype unit in July 2011. If our compliance, functionality, load and usability tests are satisfactory, then we expect that commercial sales will commence in the second half of this year. We will need to raise at least USD1,000,000 and deploy resources to roll out this device in countries through our joint venture company with ATC prior to commercialization. If we are not able raise the capital or to dedicate resources required, then we will need to consider how to monetarize the value of joint venture. .

In February 2011, as announced by our Form 8K, the Group acquired 5% equity interests in ATC.
Products Services Unit ---------------------------

Our Products Services Unit intends to build brands loyalty and to take advantage of our contacts, distribution network and trading partners. We will leverage on our advertising platform to promote our own brands for select products. This will uniquely position our Product Services for brand awareness and develop a long term business unit that will serve both consumers and industries.

We plan to distribute products that would leverage on our current business activities and programs. In 2010, we entered into a joint venture to be engaged in organic fertilizers and farming hoping to leverage on our products that fall under the guidelines of the Millennium Development Goals program. The joint venture had a contract to provide growing techniques and organic fertilizers to a farm in Huangpi for a fee. We had received the initial payment of RMB50,000 (US$7,311) but we were unwilling to continue the project without first receiving further payment. In December 2010, we decided to terminate this business and sold our stake in the joint venture company for $100,000. We will continue to evaluate the agriculture business in Asia as we believe that there is great business potential in China and Asia. Currently we are in discussion to enter into an agriculture project in Southeast Asia and hope to finalize the contract in Q2.

Other Investments ---------------------------

During the year the Group acquired Jademan International Limited ("Jademan") for $170,000 as a short term investment. Jademan's principal asset was its holding in China Integrated Media Corporation Limited, an Australian public company that was engaged in the TV and digital sign board business in China, Malaysia and Australia. In April 2011, the Group disposed 51% of Jademan for $176,500 to raise some funds to pay its outstanding professional fees and other liabilities.

Marketing & Sales Overview

Our plan is to work with advertising agents in Hong Kong and Guangdong initially to work on a plan to secure some outdoor media boards with the limited resources available to the Group. We will discuss with our contacts in Hong Kong and China regarding securing outdoor media boards. Once we have started some advertising boards and have secured certain minimum funding for the BRR program, we then plan to secure ad/sign placements in districts in China under our Great Wall of China Project. We plan to co-operate with international advertising firms to place out the advertising on these ad/sign placements on either an agent or outsourced basis. We will recruit a team to manage the 10 largest cities in China where we would secure, manage and administer ad/sign placements for these cities. For the other cities we will look for partners or agents to work with us to secure ad/sign placements. Once we have certain ad/sign placements network for the second-tier cities, we will approach advertising agencies to sell these ad/sign placements to their customers.

For our M.A.G.I.C. Convergent devices, we will sell through distribution channels, network operators and small enterprises. We will approach distribution channels and network operators in Hong Kong and China, initially and then in other territories to sell the M.A.G.I.C. Device. We will also sell to certain enterprises that will take advantage of the special functions in M.A.G.I.C. Device and customize to their operational needs. Select firms that we will target are transportation and logistic companies, courier companies, and direct sales companies. We will also target corporate and financial executives to customize the M.A.G.I.C. Device to their requirements. To sell this high value product with innovative applications, we plan to employ business development teams focused on creating high-value strategic customers and business alliances.

For our Products Services unit, we will work with our advertisers to cross promote and sell their products on our advertising platform, once we have built up. In some cases, we will look to develop our own brands. We will employ a small team to handle enquires and to provide support to our advertising customers.

Industry Overview and Competition

The key to our success in the advertising business is the occupation of prime advertising locations throughout China. The premium locations with heavy pedestrian traffic are not common but are the focus of all advertising agencies and media owners. However you need to have the outdoor media to be able to compete for the premium sites. Many of our competitors have established outdoor billboards to offer to their clients where it would be difficult to compete since they are already in the market place and working with advertising agents already. We will need to build up some outdoor media boards to show a presence in the market place before we can get commitments from advertising agents and customers. However, we believe there is ample room for our Company to grow in the China market.

There are many competitors in the market place offering a variation of the M.A.G.I.C W3, however not one that offers full computer operability in full Windows 7 OS with phone functionality. With the emergence of newer convergent device technologies, there is an opportunity for us to offer convergent devices and applications and solutions that have more functionality than traditional mobile devices. The new devices are easier to integrate with existing data and video applications and systems, and are easier to maintain and administer. We believe that the rate of adoption of convergent device and its applications and solutions by corporate executives and innovative applications will accelerate the adaptation of our M.A.G.I.C. Convergent device is recognized as more secure, and more functional in internet-based applications. We believe mobile executives will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

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

China has a long standing law on the ownership of advertising agencies but not the advertising placements locations. The onus is placed on the advertising agency to ensure proper contents in the advertisement. One of the WTO requirements is for China to relax the advertising agency ownership requirements. Our China subsidiary is only subject to regular business laws in China.

We have posted our privacy policy and practices concerning the use and disclosure of any consumer information collected on our website, www.chinamediagroup.net. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to online commerce to which the Group may participate in the future. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business by causing a decrease in the use of our applications and services by our small business customers and thereby a decrease in our revenues. Such decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before consumers can utilize our Internet technology solutions.

Employees

As of the date of this report, we have 5 full time and 2 part time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

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

We have a history of net losses. For the years ended December 31, 2010, 2009, and 2008, our net losses have been $5.57 million, $2.53 million and $2.15 million, respectively. As of December 31, 2010, we had accumulated deficits of $13.87 million. If we do achieve profitability in the future, we may not be able to sustain or increase our profitability in the future.

If we are unable to obtain additional funds from other financings we may have to curtail the scope of our operations significantly and alter our business model.

We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we may need to raise additional funds, from equity or debt sources. Our cash requirements are substantial and our current financial position are insufficient to meet our cash needs in the future If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current or planned levels. In addition, any failure to raise additional funds in the future may result in our inability to successfully secure our advertising platform, take advantage of business opportunities or respond to competitive pressures, any of which circumstances could have a material adverse effect on our financial condition and results of operations.

We have incurred losses since our inception and we may not achieve or maintain profitability.

We have not been profitable in any fiscal period since our inception and may not be profitable in future periods. At December 31, 2010, we had accumulated deficits of approximately $13.87 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as the development of our advertising platform and infrastructure, will increase in the future. We will need to build and increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to obtain necessary financing or to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.

As of December 31, 2010, we had a working capital deficit of approximately $2.24 million. We have no committed sources of additional capital to finance the current operation and the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficits, and accumulated deficits, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2010 expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop our advertising and mobile devise businesses, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure that any financing will be available to us at any time in the future, in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional advertising and mobile device businesses and capabilities.

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

We commenced our advertising and mobile devices operations in April 2006 with a very limited operating history for these operations due to the lack of operating and financial resources. Our operating results to date relate principally to advertising and the mobile device business. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future operations in China. Due to our limited history and lack of resources, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from anticipated transactions. If our advertising and mobile device business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and to the market price of our stock may decline.

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

Our principal focus is on our advertising and mobile device businesses in the People's Republic of China, which we are creating through the acquisition of various entities and assets, and organic growth. These potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2010. Even if we closed potential acquisitions, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

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

We commenced our mobile device and advertising services operations in early 2006. We anticipate continuous developing of our business in 2011 as we focus growth in our - customer base and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

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

We may be subject to foreign exchange controls in the PRC.

Our PRC subsidiaries are subject to PRC rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises ("FIEs") are required to apply to SAFE for "Foreign Exchange Registration Certificate for FlEs. Our subsidiary is FIE.. With such registration certifications (which need to be renewed annually), FlEs are allowed to open foreign currency accounts including the "recurrent account" and the "capital account". Currently, conversion within the scope of the "recurrent account" can be effected without requiring the approval of SAFE. However, conversion of currency in the "capital account" (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Our operations and business may be adversely affected if conversion of currency in the "capital account" is not approved by the SAFE.

Recent PRC State Administration of Foreign Exchange ("SAFE") Regulations regarding offshore financing activities by PRC residents have undergone a number of changes that may increase the administrative burden the Company faces. The failure by the Company's stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent the Company from being able to distribute profits and could expose the Company and its PRC resident stockholders to liability under PRC law.

SAFE issued a public notice (the "October Notice") effective November 1, 2005, which requires registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity.  Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in the Company's case. While only the PRC resident stockholders who receive the ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to the October Notice, there can be no assurance that SAFE will not require the Company's other PRC resident stockholders to make disclosure. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by the Company or otherwise affect the Company.

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required. Failure to comply with the requirements of Circular 75, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

OUR FACILITIES. As at December 31 2010, our executive and administrative office is located at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong. The Company uses about 1,000 square feet of this office at a cost of about US$2,000 per month. The lease expires in 18 December 2011.

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2010 was $ 0.0145 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2010	$0.017	$0.00819
Third Quarter 2010	$0.020	$0.00588
Second Quarter 2010	$0.034	$0.006
First Quarter 2010	$0.0113	$0.00263

Fourth Quarter 2009	$0.0085	$0.005
Third Quarter 2009	$0.003	$0.00131
Second Quarter 2009	$0.0045	$0.002
First Quarter 2009	$0.006	$0.003

HOLDERS.

The number of record holders of our common stock as of March 5, 2011, was approximately 60 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

STOCK OPTIONS.

We have two equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The following table presents information relating to these plans as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION.
Plan Category	Number of Securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column a)
	(a)	(b)	(c)
--------------------------------	------------------------	-------------------------	------------------------
Equity compensation plans approved by security holders	19,000,000	$0.010	158,011,112
--------------------------------	------------------------	-------------------------	------------------------

Equity compensation plans not approved by security holders	5,811,300	-	32,588,700
--------------------------------	------------------------	-------------------------	------------------------
Total	24,811,300	$0.010	190,599,812
--------------------------------	------------------------	-------------------------	------------------------

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

On December 23, 2006 and May 18, 2007, the Board of Directors authorized and approved the grant of stock options to acquire an aggregate of 21,800,000 shares and 12,300,000 shares respectively under the 2002 Stock Option Plan to key employees, directors and officers. In 2007, 4,300,000 stock options were cancelled due to resignation of option holders. In May 2010, 12,300,000 stock options expired.

There were 19,000,000 stock options issued in 2010. As of December 31, 2010 there were a total of 19,000,000 outstanding stock options to purchase shares of our Common Stock under the 2002 Stock Option Plan.

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

In 2007, the Company issued 5,811,300 shares under the 2007 Stock Incentive Plan.

In 2008, 2009 and 2010, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2010, (i) the Company has issued 5,811,300 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 32,588,700 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES. No repurchases of our common stock were made during the fourth quarter and during our fiscal year ended December 31, 2010.

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

Year ended December 31, 2010 compared with year ended December 31, 2009 -----------------------------------------------------------------------------------------------
GENERAL

The Company has its operating office at 1403 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong since January 2008. The Group's main revenue is from the sale of mobile devices, advertising and product services in Hong Kong. For the 2010 year, 2010, the Group did not sell any mobile devices. During the 2010 year, the Company incurred a loss of $5,597,741 compared to a loss of $2,534,104 in the prior year.

Results of Operations -------------------------

For the year ended December 31, 2010, net sales was $59,730 as compared to the prior year of $139,889, representing a decrease of about 57%. This sales decline was due mainly to the decline in the sale of advertising services and the sale of mobile devices.

For the year ended December 31, 2010, the cost of goods sold was $25,479 as compared to the prior year of $54,600, making our gross profit of $34,251 (2009: $85,289) for the year.

For the year ended December 31, 2010 operating expenses were $686,053 as compared $468,820, an increase of $217,233 or about 46% from the prior year which was mainly attributable to i) the loss on disposal of subsidiary $119,890 (2009: $nil), and ii) option expenses of $240,368 (2009: $100,692) in respect of stock options issued to employees and stock based payments. In 2010, the other major component in the operating expenses were consulting services of $78,981 (2009: 74,288), and salaries of $133,210 (2009: $199,459). Overall the remaining operating expenses of $113,604 were similar in other respects once the above factors are taken into account.

In 2010, the Company incurred an impairment of goodwill loss of $4,791,676 (2009: $2,000,000) relating to the Beijing Ren Ren goodwill as the Group de-focus from the BRR advertising business.
The operating loss increased to $5,443,478 for the year ended December 31, 2010 from the prior year loss of $2,383,531.
During the year the interest expenses increased to $176,885 as compared to $170,914 in the prior year.

For the three months ended December 31, 2010, our revenue was $15,517, and a cost of revenue of $3,248, achieving a gross profit of $12,269. For the three month period ended December 31, 2009, our revenue was $60,824, and a cost of revenue of $1,346, achieving a gross profit of $59,478. For the three months ended December 31, 2010, our selling and general expenses were $244,416 and our net interest expenses were $46,049 and impairment of goodwill was $4,791,676; thereby resulting an operating loss of $5,069,872. For the three months period ended December 31, 2009, our selling and general expenses were $125,712 and our net interest expenses were $42,465 and our impairment of goodwill was $2,000,000, so that our net loss for the three months period ended December 31, 2009 was $2,108,699. The increase in selling, general and administration expenses from the prior period was mainly due to loss on sale of subsidiary $119,890 (2009: $nil).

Liquidity and Capital Resources ---------------------------------------

Net cash used in operating activities was $38,234 during the year ended December 31, 2010 as compared to net cash used of $35,516 in the prior year, as there was no funding from stock issuing activities during the current year. The Company intends to monitor the monthly cash outlays in fiscal 2011 and conserve cash until additional financing can be received through other funding. The net loss for the year was $5,597,741 compared to $2,534,104 in the prior year.

Net cash used in investing activities was $nil (2009: $271) during the year ended December 31, 2010.
Net cash used in financing activities was $nil (2009: $nil) during the year ended December 31, 2010.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. The Group disposed 51% of its short term investment in Jademan International Limited and raised about $176,000 to settle some of the Group's liabilities. The Company will be required to raise further funds to meet its other liabilities and operation requirements to continue to operation in 2011 by i) selling its Common Stock ii) raise from the capital markets, iii) sell additional assets.

Going Concern ------------------
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a significant loss from operations. For the years ended December 31, 2010 and 2009, the Company incurred net losses of $5,597,741 and $2,534,104, respectively.

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

Capital Expenditure Commitments -----------------------------------------

We had no material capital expenditures for the period ended December 31, 2010. However we expect to invest approximately $250,000 in capital expenditure over the next 12 month for the outdoor media business.

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

Recently Issued Accounting Pronouncements ------------------------------------------------------
Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2010 audited financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-23 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 29, 2010, our independent accountants, Albert Wong & Co. CPA resigned and the Company engaged Albert Wong & Co. LLP, as its new independent accountants, commencing with the audit for the fiscal year ended December 31, 2010. Albert Wong & Co. LLP is an independent U.S. CPA firm which associated with the Company's former independent accountants, Albert Wong & Co. CPA. The decision to change independent accountants was approved by the Board of Directors of the Company.

Albert Wong & Co. CPA, our former independent accountants, reported on the Company's financial statements for the past two years ended December 31, 2008 and 2009. Their opinions did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles but were modified as to a going concern.

During the reports for the two most recent fiscal years and the subsequent interim period through the date Albert Wong & Co. CPA resigned, there were no disagreements with Albert Wong & Co. CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as covered by Item 304 (a)(1)(iv) of Regulation S-K, which disagreements, if not resolved to the satisfaction of Albert Wong & Co. CPA would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mr. Cheng Pheng Loi, and our Chief Financial Officer, Mr. Con Unerkov, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2010 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2010 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

NAME	AGE	POSITION
------------------------------	-------	-------------------------------------------------------------------------------------------
Cheng Pheng LOI	61	President, Chief Executive Officer and Director
Con UNERKOV	42	Chief Financial Officer and Director

LAM Pui Kit	70	Treasurer, secretary and Director

------------------------------	-------	------------------------------------------------------------------------------------------

CHENG PHENG LOI. Mr. Loi was appointed as Director and Chief Executive Officer of the Company on May 22, 2009. Prior to his appointment, Mr. Loi was the founder and has been the Chief Executive Officer of Advance Tech Communications Sdn. Bhd. (ATC") for the past five years. ATC, a company incorporated in Malaysia, is a premier Research & Development company in convergent mobile communication devices. Prior to setting up ATC, Mr. Loi has worked in the cellular telephone business, VoIP business and commodity business in Asia. Mr. Loi was graduated with a Business Administration Degree from the University of Malaya. Mr. Loi is not an officer or director of any reporting company

CON UNERKOV. Mr. Con Unerkov has been our CFO and one of our directors since September 14, 2005. Mr. Unerkov's responsibility in the Company is to develop its media and advertising businesses. Mr. Unerkov has held senior management and consulting roles in a wide range of industries from Telecommunications, Banking and Finance, Transport and Government, and most recently was the Chairman and CEO of various telecommunication companies in Asia. Mr. Unerkov is a graduate of the University of South Australia. He is not an officer or director of any reporting company.

LAM PUI KIT. Mr. Lam was appointed to be our Treasurer, Secretary and one of our directors on April 8, 2011. Mr. Lam is a seasoned businessman with over 40 years of experience in China. Mr. Lam is the Director of Beijing Ren Ren Health Culture Promotion Co., Ltd. and the consul general for China Medical Foundation. For the past 5 years, Mr. Lam has been doing trading business in China. Mr. Lam is not an officer or director of any reporting company.

ALEX HO. Mr. Alex Ho has been our Treasurer, Secretary and one of our directors since September 15, 2005 until April 8, 2011. Mr. Ho is also currently the Vice-Chairman of Pacific Assets Public Company Limited, a public company listed on the Stock Exchange of Thailand engaged in the business of hotel property investment and property management. Mr. Ho was a graduate from Operating Management of British Columbia Institute of Technology, Canada in 1978. Mr. Ho is not an officer or director of any reporting company.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2010 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	----------------	------------	---------	----------	---------------	------------------	---------------	--------------
Cheng Pheng Loi (1)	2010	9,000	-	-	-	-	-	-	9,000
	2009	18,000	-	-	-	-	-	-	18,000
Con Unerkov (2)	2010	-	-	-	-	-	-	-	-
	2009	18,000(4)							18,000
	2008	102,000(4)	-	-	-	-	-	-	102,000

Alex Ho (3)	2010	-	-	-	-	-	-	-	-
	2009	18,000							18,000
	2008	60,000	-	-	-	-	-	-	60,000

(1)	Mr. Cheng Pheng Loi is the President, CEO, and Director of the Company with effect from May 2009.
(2)	Mr. Con Unerkov is the CFO, and Director. Mr. Unerkov was the CEO from beginning of the year till May 2009.
(3)	Mr. Alex Ho was the Treasurer, Secretary, and Director for 2010 and for the period until April 8, 2011 when he resigned.
(4)	Portion of the executive's salary was paid to his respective service company.
(5)	Figures represent the year ended December 31 for the indicative years.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2010 and 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Cheng Pheng LOI(1)	-	-	-	-	-	-	-	-	-
Con Unerkov (2)	-	7,500,000(4)	-	0.0365	12/22/2009	-	-	-	-

Alex Ho (3)	-	7,500,000(4)-	-	0.0365	12/22/2009	-	-	-	-

(1)	Mr. Cheng Pheng Loi is the CEO, and Director.
(2)	Mr. Con Unerkov is the CFO, and Director
(3)	Mr. Alex Ho is the Treasurer, Secretary, and Director for 2010 and for the period until April 8, 2011 when he resigned.
(4)	The stock options were granted on December 23, 2006 under the 2002 Stock Option Plan and were expired on December 22, 2009.

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

Employment Agreements

Mr. Pheng Cheng LOI is working on 3 months contracts at a monthly fee of US$3,000. Effective from July 1, 2008, Messrs. Con Unerkov and Alex Ho received a salary of US$24,000 per annum to September 2009. Thereafter Messrs. Unerkov and Ho did not receive any salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERAS.

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2010 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Con Unerkov(3) (4)	32,619,863	-	-	32,619,863	5.89%

Alex Ho(3) (5)	32,482,876	-	-	32,482,876	5.86%
Cheng Pheng Loi (3)	-	-	-	-	-

	------------------	-------------------	--------------------	------------------	------------------
All officers and directors as a group (3 persons)	65,102,739	-	-	65,102,739	11.75%

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	25.57%

Liu Kang (6), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	25.57%

Central High Limited (CHL), of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	22.56%

Lam Pui Kit (7), No.4, Dong Wen Chan Street, West City District, Beijing, China.	62,500,000	-	-	62,500,000	11.28%

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

(2)

For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 554,132,450 outstanding shares of our common stock and options, warrants, and convertible notes entitling the holders to purchase 15,000,000 additional shares of our Common Stock owned by officers and/or directors of the Company.

(3)	A director of Company as of December 31, 2010.
(4)	Includes 31,250,000 shares of common stock held by CHL. Mr. Con Unerkov holds 25% shareholding of CHL
(5)	Includes 31,250,000 shares of common stock held by CHL. Mr. Alex Ho holds 25% shareholding of CHL.
(6)	Includes 141,666,668 shares of common stock held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.
(7)	Includes 62,500,000 shares of common stock held by CHL. Mr. Lam Pui Kit is a director and holds 50% shareholding of CHL.
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

The directors of the Company, Con Unerkov, LOI Cheng Pheng and Alex Ho (a former director whom resigned on April 8, 2011) advanced a total of $1,085,855 and $1,083,686, respectively, to the Company for the years ended December 31, 2010 and 2009, respectively. Such advances were non-interest bearing, unsecured and payable on demand.

The Company agreed to pay a monthly salary to its officers and directors for services performed. Compensation expenses of $9,000 and $54,000 have been recognized for services provided by the officers and directors and their service companies for the years ended December 31, 2010 and 2009, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,000 and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2010 and 2009 were $3,000 and $9.000, respectively.

TAX FEES. For the fiscal years ended December 31, 2010 and December 31, 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders' Deficits for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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
By:	/s/ Cheng Pheng Loi	April 21, 2011
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director
By:	/s/ Con Unerkov	April 21, 2011
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director
By:	/s/ Lam Pui Kit	April 21, 2011
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director

China Media Group Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended December 31, 2010

Table of Contents	Page

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.	F-2 to F-2-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2010 of $13,867,043 including net losses of $5,597,741 for the year ended December 31, 2010. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
April 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2009 and the results of its operations and its cash flows for December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 14, 2010

F-2-1

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
		2010	2009
	Notes	US$	US$
ASSETS
Current Assets:
Cash and cash equivalents		17,654	32,860
Investment available for sale		170,000	-
Due from related parties	7	339,715	215,918
Prepayments, deposit and other receivables		128,990	37,933
		---------------	---------------
Total current assets		656,359	286,711

Non-current assets
Property and equipments, net	8	15,044	27,606
Advance payment for distribution rights	9	138,000	138,000
Goodwill	10	-	4,791,676
		---------------	---------------
		153,044	4,957,282
		---------------	---------------

		809,403	5,243,993
		=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables and accruals	11	547,654	457,211
Short term debt	12	214,591	99,645
Due to officer and directors	13	1,085,855	1,083,686
Due to related parties	14	855,388	490,854
Option liabilities		202,014	-
		---------------	---------------
Total current liabilities		2,905,502	2,131,396
		---------------	---------------

Long-term debts	15	2,000,000	2,000,000
Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 554,132,450 (2009: 534,132,450) shares issued and outstanding	4	7,773,902	7,428,902
Additional paid-in-capital		1,799,358	1,760,874
Uncontrolled interest		130,508	147,975
Comprehensive income		67,176	44,148
Accumulated deficits		(13,867,043)	(8,269,302)
		---------------	---------------
Total stockholders' equity		(4,096,099)	1,112,597
		---------------	---------------

		809,403	5,243,993
		=========	=========

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009
	US$	US$

Net revenue	59,730	139,889
Cost of revenue	(25,479)	(54,600)
	---------------	---------------
Gross profits	34,251	85,289

Operating expenses:
Impairment of goodwill	4,791,676	2,000,000
Selling, general and administrative expenses	686,053	468,820
	---------------	---------------
Loss from operations before other expense	(5,443,478)	(2,383,531)

Other income (expenses)
Interest income	45	86
Interest expense	(176,885)	(170,914)
	---------------	---------------
Net loss before minority interest	(5,620,318)	(2,554,359)
Minority interest	22,577	20,255
	---------------	---------------
Net loss	(5,597,741)	(2,534,104)

Other comprehensive income: - Foreign currency translation gain	23,028	883
	---------------	---------------
Comprehensive loss	(5,574,713)	(2,533,221)
	=========	=========

Basic and diluted loss per common share	$0.01	$0.00
	=========	=========

Basic and diluted weighted average number of common shares*	541,611,902	534,132,450
	=========	=========

*	Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2010 and 2009 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

		Common	Additional				Total
		Stock	Paid-in	Comprehensive	Uncontrolled	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Interest	Deficit	Equity
		US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	---------------
January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	168,230	(5,735,198)	3,565,382
Amortization of options granted	-	-	100,691	-	-	-	100,691
Comprehensive income	-	-	-	883	-	-	883
Net loss	-	-	-	-	(20,255)	(2,534,104)	(2,554,359)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	147,975	(8,269,302)	1,112,597
Amortization of options granted	-	-	38,484	-	-	-	38,484
Comprehensive income	-	-	-	23,028	-	-	23,028
Issuance of shares for acquisition of share investments	20,000,000	345,000	-	-	-	-	345,000
Gain on disposal of subsidiary	-	-	-	-	5,110	-	5,110
Net loss	-	-	-	-	(22,577)	(5,597,741)	(5,620,318)
	----------------	-----------	--------------	---------------	-------------	--------------	---------------
Balance at December 31, 2010	554,132,450	7,773,902	1,799,358	67,176	130,508	(13,867,043)	(4,096,099)
	=========	=======	========	=========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
		2010	2009
	Notes	US$	US$

Cash flows from operating activities:

Net Loss		(5,597,741)	(2,534,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		12,562	12,516
Minority interest		(22,577)	(20,255)
Impairment on goodwill		4.791,676	2,000,000
Option expenses for employee compensation		38,484	100,691
Loss on disposal of subsidiary		119,890	-

Changes in assets and liabilities:
Prepaid expenses, deposit and other receivables		224,861	53,294
Account receivable			5,807
Loan receivable			132,737
Due from former subsidiary		(95,536)	-
Due from related parties		(244,179)	(215,918)
Accounts payable and accrued expenses		(180,444)	221,485
Short term debt		114,946	99,645
Due to officers and directors		2,169	(34,988)
Due to related parties		595,641	243,219
Option liabilities		202,014	-
Long term debt		-	(99,645)
		---------------	---------------
Net cash(used in) / general from operating activities		(38,234)	(35,516)
		---------------	---------------

Cash flows from investing activities:
Purchase of property and equipment		-	(271)
		---------------	---------------
Net cash used in investing activities			(271)

Cash flows from financing activities:		-	-
		---------------	---------------
Net cash used in financing activities		-	-
		---------------	---------------

Net decrease in cash and cash equivalents		(38,234)	(35,787)
Effect of exchange rate changes on cash and cash equivalents		23,028	883
Cash and cash equivalents, beginning		32,860	67,764
		---------------	---------------
Cash and cash equivalents, ending		17,654	32,860
		=========	=========

Supplemental disclosure of cash flow information:

Interest paid		176,885	170,914
		=========	=========
Income tax paid		-	-
		=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

The Group will be engaged in the media and advertising business, focusing mainly in China, and the marketing and distribution of convergent devices and the sale and marketing of organic fertilizers and produce. During the year, the Group recorded sales in the provision of advertising services and product services.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company 's fiscal year end is December 31.
Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2010 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd. until the disposal in October 2010, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding status and/or controlling of the Board of Directors. During the year, the Group acquired a 50% subsidiary, AX Organic Limited on June 18, 2010 and consolidates this subsidiary into the Group accounts from that date onwards as the Group has control of the Board of Directors until its disposal in December 2010.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the year ended December 31, 2010 and 2009 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $nil and $542 for the year December 31, 2010 and 2009, respectively.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2010, the comprehensive income was $67,176, and $44,148 in 2009.

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

In October 2009, the FASB issued FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). ( "ASC Update No. 2009-13"). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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
Recent Pronouncements (Continued)
Accounting Standards Issued But Not Yet Effective

In January 2010, the Financial Accounting Standards Board ("FASB ") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010,  the Financial Accounting Standards Board ("FASB ") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB ") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2] .

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

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements .

Reclassifications
Certain comparative amounts have been reclassified to conform to the current year's presentation.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2010, the Company has incurred an accumulated deficits totaling $13,867,043 and its current liabilities exceed its current assets by $2,249,143. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
On August 3, 2008 the Company issued 10,000,000 shares of Common Stock pursuant to a Letter Agreement to terminate the ELOC Agreement.
During the year, on June 18, 2010 the Company issued 10,000,000 shares of Common Stock pursuant to a Stock Purchase Agreement to acquire 50% controlling interests in AX Organic Limited.

On October 8, 2010 the Group acquired 100% equity interest of "Jademan International Limited, which holds a short term investment of 19,200,000 shares in China Integrated Media Corporation Limited, a public company in Australia, by the issuance of 10,000,000 shares in the Company as part of the purchase consideration. CIMC is in the business of television media and digital signage boards.

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

As of December 31, 2010, the Company has 19,000,000 stock options outstanding and the option liabilities is $202,014.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the year ended December 31, 2010:
Options outstanding
Outstanding, December 31, 2009	12,300,000
Granted during the year	19,000,000
Forfeited/lapsed during the year	(12,300,000)
Exercised during the year	-
---------------------------
Outstanding, December 31, 2010	19,000,000
================
Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	4.29	$0.010	19,000,000	$0.00

During the year on May 17, 2010, 12,300,000 stock options expired and on April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of December 31, 2010, there were 19,000,000 outstanding stock options.

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

No shares were issued under the registration statement on Form S-8 during the year 2010 and 2009. As at December 31, 2010 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of December 31, 2010, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.
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

As at December 31, 2010 and 2009, there is no warrant share outstanding.
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
d)

On October 8, 2010 the Company issued 10,000,000 shares of Common Stock as part of the purchase consideration to acquire a short term investment in 100% equity interest of "Jademan International Limited, which holds 19,200,000 shares in China Integrated Media Corporation Limited.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		December 31, 2010	December 31, 2009
		US$	US$

Advance to supplier	(a)	231,422	215,918
Due from investment company	(b)	12,143	-
Due from former subsidiary company	(c)	95,535	-
Due from director of subsidiary company		613	-
		-------------------	-------------------
		339,715	215,918
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"). Our director, Mr. LOI Cheng Pheng is a director and shareholder of ATC.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.
c)	This is amount due from a former subsidiary company, AX Organic Limited, which was disposed during the year.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	December 31, 2010	December 31, 2009
	US$	US$
Cost
Furniture, fixtures and equipment	7,216	6,945
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	63,225	62,954
Additional cost : Furniture, fixtures and equipment	-	271
Accumulated depreciation	(48,181)	(35,619)
	-------------------	-------------------
Balance at end of year	15,044	27,606
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	December 31, 2010	December 31, 2009
	US$	US$

Balance at beginning of year	4,791,676	6,791,676
Impairment charge during year	(4,791,676)	(2,000,000)
Goodwill on acquisition of subsidiary during year	-	-
	-------------------	-------------------
Balance at end of year	-	4,791,676
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		December 31, 2010	December 31, 2009
		US$	US$

Accrued salaries and wages		25,694	33,049
Accrued interest		12,629	10,795
Accrued accounting, legal and consulting fee		218,823	153,654
Accrued office and related expenses		96,182	78,901
Other accrued expenses		-	15,926
Other payables	a	97,804	68,153
Other payables to staff		76,951	76,951
Deposit from customers		19,571	19,782
		-------------------	-------------------
Balance at end of year		547,654	457,211
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT - TERM DEBT

As of December 31, 2010, the Company had two short term debts for a total amount of $214,591 which consisted of a debt of $114,591 and $100,000 as further described below.

The Company had an outstanding unsecured debt payable, of $114,591 (December 31, 2009: $99,645), with annual interest rate of 10%. This debt is due on May 31, 2011. The Company recorded accrued interest of $6,684 for the year ended December 31, 2010 (year ended December 31, 2009: $9,964).

The Company also had during the year entered into two loan agreements of $50,000 each for a total of $100,000. Both the loans are unsecured, bears interest at 10% per annum, repayable on June 3, 2011 and July 5, 2011. Initially, the holder of these loans can convert the loan into Common Stock of the Company at any time prior to the maturity of the loan and at a conversion price of US$0.02 per share. Subsequent to the year end in April 2011, the terms of the loan was amended as follows: i) the interest rate was increased to 12% with effect from January 1, 2011, and ii) the loan was extended for one more year and the convertible feature was cancelled with effect December 30, 2010.

NOTE 13	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,085,855 as of December 31, 2010 (December 31, 2009: $1,083,686).

NOTE 14	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		December 31, 2010	December 31, 2009
		US$	US$

Due to shareholders	(a)	698,889	419,603
Due to directors of subsidiary companies		156,499	71,251
		-------------------	-------------------
		855,388	490,854
		===========	===========

(a) The amounts due to shareholders are unsecured, repayable on demand and is interest free except for the $50,000 which bears interests at 6% per annum. Included in the amount is $229,435 (2009: $159,856) which id due to our beneficial shareholder and new director of the Company Mr. PK Lam.

NOTE 15	LONG-TERM DEBTS
	December 31, 2010	December 31, 2009
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	-
	-------------------	-------------------
	2,000,000	2,000,000
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012.

NOTE 16	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the year ended December 31, 2010 and 2009, the Company paid the directors and its officers and their services companies a total remuneration of $9,000 and $12,000, respectively.

On November 25 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2010 was $160,000 (2009: $160,000).

On October 8, 2010, the Group issued a promissory note of $50,000 (refer to Note 14) to Tidewell Limited ("Tidewell") which owns 10,000,000 shares in the Company. Our director, Mr. Con Unerkov, owns 49% beneficial interests in Tidewell.

NOTE 17	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2010 and 2009, since the Company and its subsidiaries had significant net operating loss. In the year ended December 31, 2010 and 2009, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $5,597,741 and $2,534,104, respectively. Total net operating losses carry forward at December 31, 2010 and 2009, (i) for Federal and State purpose were $11,063,748 and $6,113,311, respectively and (ii) for its entities outside of the United States were $1,707,655 and $1,454,671, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2009 and 2008 was approximately $4,624,137 and $2,601,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2010	2009
	-----------------------	--------------------
Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate
	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	25%	25%
Valuation allowance - PRC rate	(25%)	(25%)
	----------------------	--------------------
Provision for income tax	-	-
	=============	============

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the year. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Product Services		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	52,389	110,322	-	29,567	7,341	-	59,730	139,889
	========	========	========	========	========	========	=========	=========
Segment results	(4,815,274)	(1,968,785)	(4,685)	(4,641)	1,498	-	(4,818,461)	(1,973,426)
	========	========	========	========	========	========
Unallocated corporate income							45	86

Unallocated corporate expenses							(602,440)	(389,850)
							--------------	--------------
Loss from operations							(5,420,856)	(2,363,190)

Finance costs							(176,885)	(170,914)
							--------------	--------------

Loss for the year							(5,597,741)	(2,534,104)
							=========	=========
							As at December 31
							2010	2009
ASSETS
Segment assets	12,679	4,834,890	356,283	357,656	170,000	-	538,962	5,192,546

Unallocated corporate assets							270,441	51,447
							--------------	--------------
Consolidated total assets							809,403	5,243,993
							=========	=========
LIABILITIES
Segment liabilities	140,036	152,817	(9,528)	(4,842)	-	-	130,508	147,975

Unallocated corporate liabilities							4,905,502	4,131,396
							--------------	--------------
Consolidated total liabilities							5,036,010	4,279,371
							=========	=========
Depreciation of fixed assets	11,422	11,413	1,370	1,326	-	-	12,792	12,739

	========	========	========	========	========	========	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the year ended December 31, 2010 and for the year ended December 31, 2009 was $24,404 and $24,060, respectively.

Future minimum rental payments under non-cancelable operating leases for the year ended December 31, 2010 is $25,023.

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
(a)

As disclosed in the Form 8-K filed with the SEC on February 22, 2010 the Group acquired 5% equity interests in Advancetech Communications Sdn. Bhd. for RM293,000 (about US$96,642) which was paid by RM87,900 cash and the balance paid by the issuance of 2,205,376 shares in the Company.

(b)

As disclosed in the Form 8-K filed with the SEC on April 14, 2011 the Group disposed 51% interests in its investment in Jademan International Limited ("Jademan") for HK$1,377,000 (about US$176,538). The Group realized a gross profit of about $89,000 on the sale of these investment in shares. Jademan's main asset was its holding in China Integrated Media Corporation Limited.