Form 10-Q
period 2011-03-31
China Media Group CORP
filed 2011-05-20
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended March 31, 2011

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

Yes [   ]    No[ x ]

The number of common equity shares outstanding as of April 30, 2011 was 554,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations for the three months period ended March 31, 2011 and 2010
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009, and for the three months period ended March 31, 2011
Condensed Consolidated Statements of Cash Flows for the three months periods ended March 31, 2011 and 2010
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
		March 31, 2011	December 31, 2010
		(Unaudited)	(Audited)
		US$	US$
	Notes	--------------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		23,877	17,654
Investment available for sale	21	170,000	170,000
Due from related parties	7	338,281	339,715
Prepayments, deposit and other receivables		136,888	128,990
		---------------------	---------------------
Total current assets		669,046	656,359

Non-current assets
Property and equipments, net	8	11,903	15,044
Advance payment for distribution rights	9	138,000	138,000
Investment in shares	16	81,556	-
		---------------------	---------------------
		231,459	153,044
		---------------------	---------------------
		900,505	809,403
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other payables and accruals	11	599,232	547,654
Short term debt	12	214,591	214,591
Due to officer and directors	13	1,065,976	1,085,855
Due to related parties	14	931,800	855,388
Option liabilities	5	231,577	202,014
		---------------------	---------------------
Total current liabilities		3,043,176	2,905,502
		---------------------	---------------------

Long-term debts	20	2,000,000	2,000,000

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 544,132,450 (2009: 534,132,450) shares issued and outstanding	6	7,773,902	7,773,902
Additional paid-in-capital		1,799,358	1,799,358
Shares to be issued	16	52,510	-
Comprehensive income		67,030	67,176
Accumulated deficits		(13,963,062)	(13,867,043)
Uncontrolled interest		127,591	130,508
		----------------------	---------------------
Total stockholders' equity		(4,142,671)	(4,096,099)
		----------------------	---------------------
		900,505	809,403
		=============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
	Three months periods
	Ended March 31
	---------------------------------------------
	2011	2010
	-----------------	---------------
	US$	US$

Net revenue	28,889	15,532
Cost of revenue	(12,559)	(6,240)
	----------------	---------------
Gross profit	16,330	9,292

Operating expenses:
Selling, general and administrative expenses	68,646	101,740
	---------------	---------------
Loss from operations before other expense	(52,316)	(92,448)

Other income / (expenses)
Interest income	-	-
Interest expenses	(46,620)	(42,491)
	-----------------	--------------
Net loss before uncontrolled interests	(98,936)	(134,939)
Uncontrolled interest	2,917	7,116
	-----------------	--------------
Net loss	(96,019)	(127,823)
	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	(146)	2,030
	-----------------	--------------
Comprehensive loss	(96,165)	(125,793)
	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)
	=========	=========
Basic and diluted weighted average number of common shares *	554,132,450	534,132,450
	=========	===============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2011 and 2010 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Accumulated	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Deficit	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$
	--------------	----------	-------------	--------------	-------------	-------------	-------------	--------------

January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	168,230	3,565,382
Amortization of options granted	-	-	100,691	-	-	-		100,691
Comprehensive income	-	-	-	883	-	-		883
Net loss	-	-	-	-	-	(2,534,104)	(20,255)	(2,554,359))
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	147,975	1,112,597
Amortization of options granted	-	-	38,484	-	-	-	-	38,484
Comprehensive income	-	-	-	23,028	-	-	-	23,028
Issuance of shares for acquisition of share investments	20,000,000	345,000	-	-	-	-	-	345,000
Gain on disposal of subsidiary	-	-	-	-	-	-	5,110	5,110
Net loss	-	-	-	-	-	(5,597,741)	(22,577)	(5,620,318)
	-------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
December 31, 2010	554,132,450	7,773,902	1,799,358	67,176	-	(13,867,043)	130,508	(4,096,099)
Shares to be issued for acquisition of share investment	-	-	-	-	52,510	-	-	52,510
Comprehensive income	-	-	-	(146)	-	-	-	(146)
Net loss	-	-	-	-	-	(96,019)	(2,917)	(98,936)
	-------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
March 31, 2011	554,132,450	7,773,902	1,799,358	67,030	52,510	(13,963,062)	127,591	(4,142,671)
	=======	=======	========	=========	========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2011 AND 2010
(UNAUDITED)
	For the Three Months ended March 31, 2011	For the Three Months ended March 31, 2010
	US$	US$
	--------------------	--------------------

Cash flows from operating activities:
Net loss	(96,019)	(127,823)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,141	3,140
Uncontrolled interest	(2,917)	(7,116)
Option expenses for employee compensation	-	25,173

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(7,898)	6,773
Due from former subsidiary company	13	-
Due from related parties	(27,625)	-
Accounts payable and accrued expenses	51,578	44.068
Option liabilities	29,563	-
Due to directors and officers	(19,879)	(2,720)
Due to related parties	76,412	39,881
	--------------------	--------------------
Net cash provided by / (used in) operating activities	6,369	(18,624)
	--------------------	--------------------

Cash flows from investing activities:
Purchase of property and equipment	-	-
	--------------------	--------------------
Net cash used in investing activities	-	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	-	-
	--------------------	--------------------
Net cash provided by financing activities	-	-
	--------------------	--------------------

Net increase / (decrease) in cash and cash equivalents	6,369	(18,624)
Effect of exchange rate changes on cash and cash equivalents	(146)	2,030
Cash and cash equivalents, beginning	17,654	32,860
	--------------------	--------------------
Cash and cash equivalents, ending	23,877	16,266
	============	============

Supplemental disclosure of cash flow information:
Interests paid	46,620	42,491
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full.

Principles of Consolidation

The consolidated financial statements for the year ended March 31, 2011 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd., and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009 and the disposal in October 2010. The Company consolidated both of these 50% ownership companies during the period of control because of the sole largest shareholding status and/or controlling of the Board of Directors. On June 18, 2010, the Group acquired a 50% subsidiary, AX Organic Limited and then disposed of this investment in December 2010 and the Company consolidates this subsidiary into the Group accounts during this period as the Group has control of the Board of Directors.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.
All significant inter-company transactions and balances have been eliminated on consolidation.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2011, the comprehensive income was $67,030.

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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

In 2010, the FASB issued ASC Update ("ASU") No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash". ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Updated ("ASU") No. 2010-02, Consolidation (Topics 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification This updated provides guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any impact on the Company's financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Pronouncements (Continued)
Accounting Standards Issued But Not Yet Effective

In 2010, the FASB issued ASC Update ("ASU") No. 2010-13, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades" The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any impact on the Company's financial statements.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current period's presentation.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2011, the Company has incurred an accumulated deficits totaling $13,963,062 and its current liabilities exceed its current assets by $2,374,130. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of March 31,2011, the Company has 19,000,000 stock options outstanding and the option liabilities is $231,577.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended September 30, 2010:
Options outstanding
Outstanding, December 31, 2010	19,000,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
---------------------------
Outstanding, March 31, 2011	19,000,000
================
Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding Options			Exercisable Options
-----------------------			-----------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	4.04	$0.010	19,000,000	$0.00

During the period on May 17, 2010, 12,300,000 stock options expired and on April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of March 31, 2011, there were 19,000,000 outstanding stock options.

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

As of March 31, 2011, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.
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

As at March 31, 2011, there is no warrant share outstanding.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6	STOCK PURCHASE AGREEMENTS
a)	On June 18, 2010 the Company issued 10,000,000 shares of Common Stock pursuant to a Stock Purchase Agreement to acquire 50% controlling interests in AX Organic Limited.
b)

On October 8, 2010 the Company issued 10,000,000 shares of Common Stock as part of the purchase consideration pursuant to a Sale and Purchase Agreement to acquire 69% controlling interests in China Integrated Media Corporation Limited.

c)	On February 22, 2011 the Company entered into an agreement to issue 2,205,376 shares in the Company as part of the consideration to acquire share investment..
NOTE 7	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		March 31, 2011	December 31, 2010
		US$	US$

Advance to supplier	(a)	241,288	231,424
Due from investment company	(b)	1,470	12,143
Due from former subsidiary company	(c)	95,523	95,535
Due from director of subsidiary company	(d)	-	613
		----------------	----------------
		338,281	339,715
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"). Our director, Mr. LOI Cheng Pheng is a director and shareholder of ATC.
b)	Due from investment company is an amount due from China Integrated Media Corporation Ltd in which our director Mr. Con Unerkov is a shareholder.
c)	This is amount due from a former subsidiary company, AX Organic Limited, which was disposed during the year.
d)	The amount due from director of subsidiary company was repaid during the period.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	March 31, 2011	December 31, 2010
	US$	US$
Cost
Furniture, fixtures and equipment	7,216	7,216
Computers	7,797	8,058
Automobile	47,951	47,951
	---------------	---------------
	62,964	63,225
Additional cost :
Furniture, fixtures and equipment	-	-
Accumulated depreciation	(51,061)	(48,181)
	---------------	---------------
Balance at end of period	11,903	15,044
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	March 31, 2011	December 31, 2010
	US$	US$

Balance at beginning of period /year	-	4,791,676
Impairment charge during period / year	-	(4,791,676)
Goodwill on acquisition of subsidiary during period / year	-	-
	-------------------	-------------------
Balance at end of period / year	-	-
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		March 31, 2011	December 31, 2010
		US$	US$

Accrued salaries and wages		19,746	25,694
Accrued interest		17,844	12,629
Accrued accounting, legal and consulting fee		235,323	218,823
Accrued office and related expenses		92,230	96,182
Other payables	(a)	137,570	97,804
Other payables to staff		76,950	76,951
Deposit from customers		19,569	19,571
		-----------------	-----------------
Balance at end of period / year		599,232	547,654
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT -TERM DEBT

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

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $1,065,976 as of March 31, 2011 (December 31, 2010: $1,085,855).

NOTE 14	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		March 31, 2011	December 31, 2010
		US$	US$

Due to shareholders	(a)	740,124	698,889
Due to investment company	(b)	32,908	-
Due to directors of subsidiary companies	(c)	158,768	156,499
		-----------------	-------------------
		931,800	855,388
		===========	===========

(a) The amounts due to shareholders are unsecured, repayable on demand and is interest free except for the $50,000 which bears interests at 6% per annum. Included in the amount is $229,281 (2010: $229,435) which is due to our beneficial shareholder and director of the Company Mr. PK Lam.

(b) The amount due to an investment company is interest free, unsecured and repayable on demand.
(c) The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15	LONG-TERM DEBTS
	March 31, 2011	December 31, 2010
	US$	US$

Shareholder Loan	2,000,000	2,000,000
Other Loan	-	-
	------------	------------
	2,000,000	2,000,000
	===========	===========

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
NOTE 16	INVESTMENT IN SHARES

Investment in shares relates to acquisition of 5% interests in Advance Tech Communications Sdn. Bhd.("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. In accordance to the agreement, the Company shall issue the 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which is expected in June 2011.

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

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2010 and 2009 was approximately $4,624,137 and $2,601,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:
	2010	2009
	----------------------	----------------------

Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	(25%)	(25%)
Valuation allowance - PRC rate	(25%)	(25%)
	----------------------	----------------------
Provision for income tax	-	-
	=============	=============

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and product services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Product Services	Consolidated

	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,	For the three months ended March 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	28,889	15,532	-	-	-	-	28.889	15,532
	=======	=======	=======	======	======	======	=========	=========
Segment results	13,413	(2,919)	-	(4,521)	-	-	13,413	(7,440)
	=======	=======	=======	======	======	======
Unallocated corporate income							-	-

Unallocated corporate expenses							(62,812)	(77,892)
							--------------	--------------
Loss from operations							(49,399)	(85,332)

Finance costs							(46,620)	(42,491)
							--------------	--------------

Loss for the period							(96,019)	(127,823)
							=========	=========
							As at March 31
							2011	2010
ASSETS
Segment assets	9,881	4,812,746	355,152	239,416	-	-	365,033	5,052,162

Unallocated corporate assets							535,472	165,324
							--------------	--------------
Consolidated total assets							900,505	5,217,486
							=========	=========
LIABILITIES
Segment liabilities	127,591	140,859	-	-	-	-	127,591	140,859

Unallocated corporate liabilities							5,043,176	4,212,625
							--------------	--------------
Consolidated total liabilities							5,170,767	4,353,484
							=========	=========
Depreciation of fixed assets	2,797	2,797	343	343	-	-	3,140	3,140

	=======	=======	=======	======	======	======	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the three month ended March 31, 2011 and for the year ended December 31, 2010 was $5,825 and $24,404, respectively.

Future minimum rental payments under non-cancelable operating leases for the three month ended March 31, 2011 and for the year ended December 31, 2010 are $18,652 and $25,023, respectively.

(b)

On or about May 7, 2008, the Company received a correspondence from a law firm regarding complaints on some transmission of unsolicited facsimile allegedly from the Company in 2006, and advised of potential litigation. The Company has never sent or authorized any unsolicited facsimile transmission, and the Company has taken every possible effort to distance from these unauthorized transmissions. The Company firmly believes that the complaint is frivolous and without basis, and is consulting with its legal attorney. The Company would vigorously defend any such legal action if pursued.

(c)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 9.
NOTE 20	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the year ended December 31, 2010 and 2009, the Company paid the directors and its officers and their services companies a total remuneration of $9,000 and $12,000, respectively. During the period under review, the Directors and officers did not receive any remuneration from the Group.

On November 25 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2010 was $160,000 (2009: $160,000) and $40,000 for the three months period ended March 31, 2011.

NOTE 21	SUBSEQUENT EVENTS
(a)

As disclosed in the Form 8-K filed with the SEC on April 14, 2011 the Group disposed 51% interests in its investment held for resale in Jademan International Limited ("Jademan") for HK$1,377,000 (about US$176,538). The Group realized a gross profit of about $89,000 on the sale of this investment in shares. Jademan's main asset was its equity holding in China Integrated Media Corporation Limited.

(b)

The Group has evaluated all other subsequent events through May 19, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. During the period the Company did not derive any advertising income from the BRR project but has recorded $10,298 in relation to other advertising services.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by Q3 2011. There has been no other significant update for the M.A.G.I.C. W3.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. During this quarter, we did not realize any revenue from this business unit. However the Group is in discussion and exploring other products that can be distributed in our product services unit.

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

We have cash and cash equivalents of $23,877 as of March 31, 2011; an increase from the previous period end of December 31, 2010. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Specifically, we hope to accomplish the steps listed below to implement our business plan. We estimate that we will require approximately $500,000 to commence operations as envisioned below during the next twelve months. The figures and steps outlined below are estimates only, and our actual progress and cost may vary from these estimates and is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

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

Results of operation.
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2010

REVENUES.

For the three months period ended March 31, 2011, the Group has realized revenue of $28,889 and a cost of revenue of $12,559, achieving a gross profit of $16,330. For the three month period ended March 31, 2010, the Group has realized revenue of $15,532 and a cost of revenue of $6,240 achieving a gross profit of $9,292. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended March 31, 2011, our gross profit was $16,330 and our total operating expenses were $68,646, all of which were selling, general and administrative expenses. We also had $46,620 in interest expenses, and loss attributable to uncontrolled interests of $2,917, so that the net loss to our shareholders for the three months period ended March 31, 2011 was $96,019. This is in comparison to the same period ended March 31, 2010, where our gross profit was $9,292 and our total operating expenses were $101,740, all of which were selling, general and administrative expenses. We also had $$42,491 in interest expenses and loss attributable to uncontrolled interests of $7,116, so that the net loss to our shareholders for the three months period ended March 31, 2010 was $127,823.

Liquidity and Capital Resources

As at March 31, 2011, the Company had cash and cash equivalents totaling $23,877, other current assets of $645,169 and non-current assets totaling $231,459 which were represented by $11,903 in fixed assets, $138,000 in distribution rights and $81,556 in investment in shares. The total assets of the Company were $900,505 as of March 31, 2011. We also had current liabilities of $3,043,176 which were represented by $599,232 in accruals, $214,591 in short term debt, $1,065,976 due to directors and officers, $931,800 due to related parties, $231,577 in option liabilities as of March 31, 2011. We also had $2,000,000 in long-term shareholders loan and $127,591 in uncontrolled interests as of March 31, 2011, made our total liabilities $5,170,767.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2011.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2011 the Company incurred net losses of $96,019 and has accumulated losses of $13,963,062 as at March 31, 2011. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

As disclosed in the Form 8-K filed with the SEC on February 22, 2010 the Group acquired 5% equity interests in Advance Tech Communications Sdn. Bhd. for RM293,000 (about US$96,642) which was paid by RM87,900 cash and the balance paid by the issuance of 2,205,376 common shares of the Company.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit No.	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(7)
2.2	Operational Agreement between AX Organic Limited and Huangpi High Yield Cultivation Experiment Base (8)
2.3	Sale and Purchase Agreement between Good World Investments Limited, Tidewell Limited and the Company(9)
2.4	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (11)
2.5	Sale and Purchase Agreement between Good World Investments Limited and Keen Star International (HK) Limited (10)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(6)
3.2	Bylaws (1)
4.1	Executive Services Agreement between China Media Group Corporation and Con Unerkov (3)
10.3	2002 Stock Option Plan (4)
10.4	2007 Stock Incentive Plan (5)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
4.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
5.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on June 23, 2010.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 22, 2010.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 14, 2011.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
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
By:	/s/ Cheng Pheng Loi	May 20, 2011
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director
By:	/s/ Con Unerkov	May 20, 2011
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director
By:	/s/ Lam Pui Kit	May 20, 2011
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director