Form 10-Q
period 2011-06-30
China Media Group CORP
filed 2011-08-22
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly six month period ended June 30, 2011

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

Yes [   ] No[ x ]

The number of common equity shares outstanding as of June 30, 2011 was 554,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations for the three and six months period ended June 30, 2011 and 2010
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009, and for the six months period ended June 30, 2011
Condensed Consolidated Statements of Cash Flows for the six months periods ended June 30, 2011 and 2010
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
		June 30, 2011	December 31, 2010
		(Unaudited)	(Audited)
		US$	US$
	Notes	--------------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		29,376	17,654
Investment available for sale		83,300	170,000
Due from related parties	7	349,584	339,715
Prepayments, deposit and other receivables		154,146	128,990
		---------------------	---------------------
Total current assets		616,406	656,359

Non-current assets
Property and equipments, net	8	8,243	15,044
Advance payment for distribution rights	9	138,000	138,000
Investment in shares	17	81,556	-
		---------------------	---------------------
		227,799	153,044
		---------------------	---------------------
		844,205	809,403
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other payables and accruals	11	487,351	547,654
Short term debt	12	214,591	214,591
Due to officer and directors	13	452,760	1,085,855
Due to related parties	14	1,562,908	855,388
Option liabilities	5	236,504	202,014
		---------------------	---------------------
Total current liabilities		2,954,114	2,905,502
		---------------------	---------------------

Long-term debts	15	2,000,000	2,000,000

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 544,132,450 (2009: 534,132,450) shares issued and outstanding	4	7,773,902	7,773,902
Additional paid-in-capital		1,799,358	1,799,358
Shares to be issued	17	52,510	-
Comprehensive income		67,444	67,176
Accumulated deficits		(13,927,245)	(13,867,043)
Uncontrolled interest		124,122	130,508
		----------------------	---------------------
Total stockholders' equity		(4,109,909)	(4,096,099)
		----------------------	---------------------
		844,205	809,403
		=============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
	Three months periods		Six months periods
	Ended June 30		Ended June 30
	------------------------------		------------------------------
	2011	2010	2011	2010
	------------	----------	-----------	-----------
	US$	US$	US$	US$

Net revenue	30,930	11,042	59,819	26,574

Cost of revenue	(9,702)	(7,116)	(22,261)	(13,356)
	--------------	-------------	--------------	-------------
Gross profit	21,228	3,926	37,558	13,218

Operating expenses:
Selling, general and administrative expenses	44,253	227,897	112,899	329,637
	---------------	---------------	---------------	---------------
Loss from operations before other expense	(23,025)	(223,971)	(75,341)	(316,419)

Other income / (expenses)
Gain on disposal of investment	89,838	-	89,838	-
Other income	12,150	-	12,150	-
Interest expenses	(46,615)	(43,047)	(93,235)	(85,538)
	-----------------	--------------	-----------------	--------------
Net profit / (loss) before uncontrolled interest	32,348	(267,018)	(66,588)	(401,957)
Uncontrolled interest	3,469	4,497	6,386	11,613
	-----------------	--------------	-----------------	--------------
Net profit / (loss)	35,817	(265,521)	(60,202)	(390,344)
	-----------------	--------------	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	414	6,981	268	9,011
	-----------------	--------------	-----------------	--------------
Comprehensive loss	36,231	(255,540)	(59,934)	(381,333)
	=========	=========	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	=========	=========	=========	=========
Basic and diluted weighted average number of common shares *	554,132,450	535,451,131	554,132,450	534,795,433
	=========	===============	=========	===============
*

Weighted average number of shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2011 and 2010 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Accumulated	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Deficit	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$
	----------	--------	----------	-----------	-----------	-----------	-----------	-----------

January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	168,230	3,565,382
Amortization of options granted	-	-	100,691	-	-	-		100,691
Comprehensive income	-	-	-	883	-	-		883
Net loss	-	-	-	-	-	(2,534,104)	(20,255)	(2,554,359))
	----------	---------	----------	-----------	-----------	-----------	-----------	-----------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	147,975	1,112,597
Amortization of options granted	-	-	38,484	-	-	-	-	38,484
Comprehensive income	-	-	-	23,028	-	-	-	23,028
Issuance of shares for acquisition of share investments	20,000,000	345,000	-	-	-	-	-	345,000
Gain on disposal of subsidiary	-	-	-	-	-	-	5,110	5,110
Net loss	-	-	-	-	-	(5,597,741)	(22,577)	(5,620,318)
	---------	---------	----------	-----------	-----------	-----------	-----------	-----------
December 31, 2010	554,132,450	7,773,902	1,799,358	67,176	-	(13,867,043)	130,508	(4,096,099)
Shares to be issued for acquisition of share investment	-	-	-	-	52,510	-	-	52,510
Comprehensive income	-	-	-	268	-	-	-	268
Net loss	-	-	-	-	-	(60,202)	(6,386)	(66,588)
	---------	---------	----------	-----------	-----------	-----------	-----------	-----------
June 30, 2011	554,132,450	7,773,902	1,799,358	67,444	52,510	(13,927,245)	124,122	(4,109,909)
	=======	=======	========	=========	========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010
	US$	US$
	--------------------	--------------------
Cash flows from operating activities:
Net loss	(60,202)	(390,344)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,801	6,280
Uncontrolled interest	(6,386)	(11,613)
Option expenses for employee compensation	-	38,484
Goodwill on acquisition of subsidiary	-	(245,095)

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(25,156)	(23,765)
Due from former subsidiary company	14	-
Due from related parties	(38,929)	-
Accounts payable and accrued expenses	(60,303)	97,255
Short term debt	-	14,946
Convertible loan	-	50,000
Option liabilities	34,490	142,888
Due to directors and officers	(633,095)	2,208
Due to related parties	707,520	79,649
	--------------------	--------------------
Net cash used in operating activities	(75,246)	(239,107)
	--------------------	--------------------

Cash flows from investing activities:
Disposal of investment	86,700	-
	--------------------	--------------------
Net cash provided by investing activities	86,700	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	-	225,000
	--------------------	--------------------
Net cash provided by financing activities	-	225,000
	--------------------	--------------------

Net increase / (decrease) in cash and cash equivalents	11,454	(14,107)
Effect of exchange rate changes on cash and cash equivalents	268	9,011
Cash and cash equivalents, beginning	17,654	32,860
	--------------------	--------------------
Cash and cash equivalents, ending	29,376	27,764
	============	============

Supplemental disclosure of cash flow information:
Interests paid	93,235	85,538
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

Principles of Consolidation

The consolidated financial statements for the year ended June 30, 2011 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. The Company consolidated both of these 50% ownership companies during the period of control because has control of the Board of these companies.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months and six months period ended June 30, 2011 and 2010 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Group to the MPF schemes were $671 and $nil for the six months year June 30, 2011 and 2010, respectively.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 "Comprehensive Income" which codified SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2011, the comprehensive income was $67,444.

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

Recently Issued Standards
In June 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Pronouncements (Continued)
Recently Issued Standards (continued)
In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company's financial condition or results of operation.
In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring", which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company's financial condition or results of operations.

In 2010, the FASB issued ASC Update ("ASU") No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash". ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any impact on the Company's financial statements..

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2011, the Company has incurred an accumulated deficits totaling $13,927,245 and its current liabilities exceed its current assets by $2,337,708. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

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

On February 22, 2011 the Group entered into an agreement to issue 2,205,376 shares in the Company as part of the consideration to acquire share investment. As at the date of this report, the Company still has not issued the Company shares as it is pending the delivery of the acquisition shares.

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

As of June 30, 2011, the Company has 19,000,000 stock options outstanding and the option liabilities is $236,504.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended June 30, 2011:
Options outstanding
Outstanding, December 31, 2010	19,000,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
---------------------------
Outstanding, June 30, 2011	19,000,000
================
Following is a summary of the status of options outstanding at June 30, 2011:
Outstanding Options			Exercisable Options
---------------------			--------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	3.79	$0.010	19,000,000	$0.00

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

As of June 30, 2011, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.
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

As at June 30, 2011, there is no warrant share outstanding.

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

c)	On February 22, 2011 the Company entered into an agreement to issue 2,205,376 shares in the Company as part of the consideration to acquire share investment.
NOTE 7	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		June 30, 2011	December 31, 2010
		US$	US$

Advance to supplier		252,592	231,424
Due from investment company		1,470	12,143
Due from former subsidiary company	a	95,522	95,535
Due from director of subsidiary company		-	613
		----------------	----------------
		349,584	339,715
		===========	===========

a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"). Our director, Mr. LOI Cheng Pheng is a director and shareholder of ATC.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.
c)	This is amount due from a former subsidiary company, AX Organic Limited, which was disposed in 2010
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	June 30, 2011	December 31, 2010
	US$	US$
Cost
Furniture, fixtures and equipment	3,836	7,216
Computers	3,520	8,058
Automobile	47,951	47,951
	----------------	----------------
	55,307	63,225
Additional cost :
Accumulated depreciation	(47,064)	(48,181)
	----------------	----------------
Balance at end of period / year	8,243	15,044
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	June 30, 2011	December 31, 2010
	US$	US$

Balance at beginning of period /year	-	4,791,676
Impairment charge during period / year	-	(4,791,676)
	----------------	----------------
Balance at end of period / year	-	-
	===========	===========

NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		June 30, 2011	December 31, 2010
		US$	US$

Accrued salaries and wages		18.138	25,694
Accrued interest		23,709	12,629
Accrued accounting, legal and consulting fee		193,323	218,823
Accrued office and related expenses		13,698	96,182
Other payables	a	132,327	97,804
Other payables to staff		76,950	76,951
Deposit from customers		29,206	19,571
		----------------	----------------
Balance at end of period / year		487,351	547,654
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT -TERM DEBT

As of June 30, 2011 and December 31, 2010, the Company had two short term debts for a total amount of $214,591 which consisted of a debt of $114,591 and $100,000 as further described below.

The Company has an outstanding unsecured debt payable, of $114,591 (December 31, 2009: $99,645), with annual interest rate of 10%. This debt is due on May 31, 2011 and thereafter has been accrued monthly. The Company recorded accrued interest of $6,684 for the year ended December 31, 2010 (year ended December 31, 2009: $9,964).

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

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $452,760 as of June 30, 2011 (December 31, 2010: $1,085,855 ).

NOTE 14	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		June 30, 2011	December 31, 2010
		US$	US$

Due to beneficial shareholders	(a)	1,392,141	698,889
Due to investment company	(b)	12,777	-
Due to directors of subsidiary companies	(c)	157,990	156,499
		----------------	----------------
		1,562,908	855,388
		===========	===========
(a) The amounts due to beneficial shareholders are unsecured, repayable on demand and is interest free except for the $50,000 which bears interests at 6% per annum.
(b) The amount due to an investment company is interest free, unsecured and repayable on demand.
(c) The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15	LONG-TERM DEBTS
	June 30, 2011	December 31, 2010
	US$	US$

Shareholder Loan	2,000,000	2,000,000
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012.

NOTE 16	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the year ended December 31, 2010 and 2009, the Company paid the directors and its officers and their services companies a total remuneration of $9,000 and $12,000, respectively. During the period under review, the Company paid the Directors and officers a total remuneration of $1,350.

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2010 was $160,000 (2009: $160,000) and $80,000 for the six months period ended June 30, 2011 ($80,000 for the six months period ended June 30, 2010).

NOTE 17	INVESTMENT IN SHARES

Investment in shares relates to acquisition of 5% interests in Advance Tech Communications Sdn. Bhd. ("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. Pursuant to the agreement, the Company shall issue the 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which is expected in September 2011.

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

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 20 10 and 2009 was approximately $4,624,137 and $2,601,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2010	2009
	-----------------	---------------
Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	25%	25%
Valuation allowance - PRC rate	(25%)	(25%)
	-----------------	---------------
Provision for income tax	-	-
	=============	============

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Product Services		Consolidated
	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 31,		For the six months ended June 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	59,819	26,574	-	-	-	-	59,819	26,574
	=======	=======	=======	======	======	======	=========	=========
Segment results	31,195	(11,759)	(23)	(4,650)	-	(1,217)	31,172	(17,625)
	=======	=======	=======	======	======	======
Unallocated corporate income							101,988	-

Unallocated corporate expenses							(100,127)	(287,181)
							--------------	--------------
Profit / (Loss) from operations							33,033	(304,806)

Finance costs							(93,235)	(85,538)
							--------------	--------------

Loss for the period							(60,202)	(390,344)
							=========	=========
							As at June 30
							2011	2010
ASSETS
Segment assets	6,551	4,809,949	354,819	356,059	-	260,025	361,370	5,426,033

Unallocated corporate assets							482,835	75,444
							--------------	--------------
Consolidated total assets							844,205	5,501,477
							=========	=========
LIABILITIES
Segment liabilities	124,122	147,071	-	(9,492)	-	-	124,122	136,362

Unallocated corporate liabilities							4,954,114	4,518,342
							--------------	--------------
Consolidated total liabilities							5,078,236	4,654,704
							=========	=========
Depreciation of fixed assets	6,127	5,594	673	686	-	-	6,800	6,280

	=======	=======	=======	======	======	======	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the six month ended June 30, 2011 and for the year ended December 31, 2010 was $11,678 and $24,404 respectively.

Future minimum rental payments under non-cancelable operating leases as at June 30, 2011 is $12,280.

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

(c)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 9.
NOTE 21	SUBSEQUENT EVENTS
(a)

The Group has evaluated all subsequent events through August 19, 2011, the date these consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

We believe that the China advertising market has rebounded from the recent economic downturn with the continued growth of its economy. We will look to re-launch the outdoor advertising markets and to raise the adequate capital to roll out the Beijing Ren Ren outdoor project, subject to available funding. We will also explore other markets in the Asia region for any synergistic business opportunities.

Although we have established 4 business units, only three units have begun in operation, i.e.: Advertising, Telecommunications and Mobile Computing and Products Services. In summary, some major events during this quarter were as follows:

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. During the period the Company did not derive any advertising income from the BRR project but has recorded $30,930 and $59,819 for the three months and six months period ended 30 June 2011 in relation to other advertising services.

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

We have cash and cash equivalents of $29,376 as of June 30, 2011; an increase from the previous period end of December 31, 2010. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2010

REVENUES.

For the three months period ended June 30, 2011, the Group has realized revenue of $30,930 and a cost of revenue of $9,702, achieving a gross profit of $21,228. For the three month period ended June 30, 2010, the Group has realized revenue of $11,042 and a cost of revenue of $7,116 achieving a gross profit of $3,926. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the six months period ended June 30, 2011, the Group has realized revenue of $59,819 and a cost of revenue of $22,261, achieving a gross profit of $37,558. For the six month period ended June 30, 2010, the Group has realized revenue of $26,574 and a cost of revenue of $13,356 achieving a gross profit of $13,218.

OPERATING EXPENSES.

For the three month period ended June 30, 2011, our gross profit was $21,228 and our total operating expenses were $44,253, all of which were selling, general and administrative expenses. We also had $46,615 in interest expenses, $89,838 in gain on disposal of investment, $12,150 in other income and loss attributable to uncontrolled interest of $3,469, so that the net profit to our shareholders for the three months period ended June 30, 2011 was $35,817. This is in comparison to the same period ended June 30, 2010, where our gross profit was $3,926 and our total operating expenses were $227,897, all of which were selling, general and administrative expenses. We also had $43,047 in interest expenses and loss attributable to uncontrolled interest of $4,497, so that the net loss to our shareholders for the three months period ended June 30, 2010 was $262,521.

For the six month period ended June 30, 2011, our gross profit was $37,558 and our total operating expenses were $112,899, all of which were selling, general and administrative expenses. We also had $93,235 in interest expenses, $89,838 in gain on disposal of investment, $12,150 in other income and loss attributable to uncontrolled interest of $6,386, so that the net loss to our shareholders for the six months period ended June 30, 2011 was $60,202. This is in comparison to the same period ended June 30, 2010, where our gross profit was $13,218 and our total operating expenses were $329,637, all of which were selling, general and administrative expenses. We also had $85,538 in interest expenses and loss attributable to uncontrolled interest of $11,613, so that the net loss to our shareholders for the six months period ended June 30, 2010 was $390,344.

Liquidity and Capital Resources

As at June 30, 2011, the Company had cash and cash equivalents totaling $29,376, other current assets of $587,030 and non-current assets totaling $227,799 which were represented by $8,243 in fixed assets, $138,000 in distribution rights and $81,556 in investment in shares. The total assets of the Company were $844,205 as of June 30, 2011. We also had current liabilities of $2,954,114 which were represented by $487,351 in accruals, $214,591 in short term debt, $452,760 due to directors and officers, $1,562,908 due to related parties, $236,504 in option liabilities as of June 30, 2011. We also had $2,000,000 in long-term shareholders loan and $124,122 in uncontrolled interest as of June 30, 2011, making our total liabilities $5,078,236.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2011.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended June 30, 2011 the Company incurred net profit of $35,817 and has accumulated losses of $13,927,245 as at June 30, 2011. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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
Evaluation of Controls and Procedures:

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

*

We were unable to maintain any segregation of duties within our business operations due to our reliance on limited personnel. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of Principal Executive Officer and Principal Financial Officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

As disclosed in the Form 8-K filed with the SEC on February 22, 2011 the Group acquired 5% equity interests in Advance Tech Communications Sdn. Bhd. for RM293,000 (about US$96,642) which was paid by RM87,900 cash and the balance paid by the issuance of 2,205,376 shares in the Company. As at the date of this report, the shares have not been issued pending the receipt of the acquired shares.

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

By:	/s/ Cheng Pheng Loi	August 22, 2011
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director

By:	/s/ Con Unerkov	August 22, 2011
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director

By:	/s/ Lam Pui Kit	August 22, 2011
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director