Form 10-Q
period 2011-09-30
China Media Group CORP
filed 2011-11-21
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly nine month period ended September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------
Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1402 Wan Chai Commercial Center, 204 Johnston Road, Wanchai, Hong Kong	-----
-------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

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

Large Accelerated Filer [    ]    Accelerated Filer[   ]     Non-Accelerated Filer [   ]    Smaller Reporting Company [x ]

SEC 1296 (03-10)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No[ x ]

The number of common equity shares outstanding as of September 30, 2011 was 554,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations for the three and nine months period ended September 30, 2011 and 2010
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009, and for the nine months period ended September 30, 2011
Condensed Consolidated Statements of Cash Flows for the nine months periods ended September 30, 2011 and 2010
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
		September 30, 2011	December 31, 2010
		(Unaudited)	(Audited)
		US$	US$
	Notes	--------------------	---------------------
ASSETS
Current Assets:
Cash and cash equivalents		18,475	17,654
Investment available for sale		83,300	170,000
Due from related parties	7	372,436	339,715
Prepayments, deposit and other receivables		163,154	128,990
		---------------------	---------------------
Total current assets		637,365	656,359

Non-current assets
Property and equipments, net	8	5,478	15,044
Advance payment for distribution rights	9	138,000	138,000
Investment in shares	17	81,556	-
		---------------------	---------------------
		225,034	153,044
		---------------------	---------------------
		862,399	809,403
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other payables and accruals	11	512,965	547,654
Short term debt	12	214,591	214,591
Due to officer and directors	13	452,476	1,085,855
Due to related parties	14	1,612,803	855,388
Option liabilities	5	236,504	202,014
		---------------------	---------------------
Total current liabilities		3,029,339	2,905,502
		---------------------	---------------------

Long-term debts	15	2,000,000	2,000,000

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 554,132,450 (2009: 534,132,450) shares issued and outstanding	4	7,773,902	7,773,902
Additional paid-in-capital		1,799,358	1,799,358
Shares to be issued	17	52,510	-
Comprehensive income		68,511	67,176
Accumulated deficits		(13,982,599)	(13,867,043)
Uncontrolled interest		121,378	130,508
		----------------------	---------------------
Total stockholders' equity		(4,166,940)	(4,096,099)
		----------------------	---------------------
		862,399	809,403
		=============	============

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
	Three months periods Ended September 30		Nine months periods Ended September 30
	------------------------------------------------		---------------------------------------------
	2011	2010	2011	2010
	-----------------	---------------	-----------------	---------------
	US$	US$	US$	US$

Net revenue	42,596	17,639	102,415	44,213

Cost of revenue	(8,950)	(8,875)	(31,211)	(22,231)
	----------------	---------------	----------------	---------------
Gross profit	33,646	8,764	71,204	21,982

Operating expenses:
Selling, general and administrative expenses	45,129	111,955	158,028	441,592
	---------------	---------------	---------------	---------------
Loss from operations before other expense	(11,483)	(103,191)	(86,824)	(419,610)

Other income / (expenses)
Gain on disposal of investment	-	-	89,838	-
Other income	-	-	12,150	-
Interest expenses	(46,615)	(45,298)	(139,850)	(130,836)
	-----------------	--------------	-----------------	--------------
Net loss before uncontrolled interest	(58,098)	(148,489)	(124,686)	(550,446)
Uncontrolled interest	2,744	7,380	9,130	18,993
	-----------------	--------------	-----------------	--------------
Net loss	(55,354)	(141,109)	(115,556)	(531,453)
	-----------------	--------------	-----------------	--------------
Other comprehensive income
Foreign currency translation gain	1,067	(871)	1,335	8,140
	-----------------	--------------	-----------------	--------------
Comprehensive loss	(54,287)	(141,980)	(114,221)	(523,313)
	=========	=========	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
	=========	=========	=========	=========
Basic and diluted weighted average number of common shares *	554,132,450	544,132,450	554,132,450	537,941,974
	=========	===============	=========	===============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2011 and 2010 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Accumulated	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Deficit	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$
	--------------	----------	-------------	--------------	-------------	-------------	-------------	--------------

January 1, 2009	534,132,450	7,428,902	1,660,183	43,265	-	(5,735,198)	168,230	3,565,382
Amortization of options granted	-	-	100,691	-	-	-	-	100,691
Comprehensive income	-	-	-	883	-	-	-	883
Net loss	-	-	-	-	-	(2,534,104)	(20,255)	(2,554,359))
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
December 31, 2009	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	147,975	1,112,597
Amortization of options granted	-	-	38,484	-	-	-	-	38,484
Comprehensive income	-	-	-	23,028	-	-	-	23,028
Issuance of shares for acquisition of share investments	20,000,000	345,000	-	-	-	-	-	345,000
Gain on disposal of subsidiary	-	-	-	-	-	-	5,110	5,110
Net loss	-	-	-	-	-	(5,597,741)	(22,577)	(5,620,318)
	-------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
December 31, 2010	554,132,450	7,773,902	1,799,358	67,176	-	(13,867,043)	130,508	(4,096,099)
Shares to be issued for acquisition of share investment	-	-	-	-	52,510	-	-	52,510
Comprehensive income	-	-	-	1,335	-	-	-	1,335
Net loss	-	-	-	-	-	(115,556)	(9,130)	(124,686)
	-------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
September 30, 2011	554,132,450	7,773,902	1,799,358	68,511	52,510	(13,982,599)	121,378	(4,166,940)
	=======	=======	========	=========	========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Nine Months ended September 30, 2011	For the Nine Months ended September 30, 2010
	US$	US$
	--------------------	--------------------
Cash flows from operating activities:
Net loss	(115,556)	(531,453)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	9,566	9,422
Uncontrolled interest	(9,130)	(18,993)
Option expenses for employee compensation	-	38,484
Goodwill on acquisition of subsidiary	-	(245,095)

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(34,164)	(57,521)
Accounts receivable	-	(9,665)
Inventory	-	(10,986)
Due from former subsidiary company	133	-
Due from related parties	(61,900)	-
Accounts payable and accrued expenses	(34,689)	168,264
Short term debt	-	14,946
Convertible loan	-	100,000
Option liabilities	34,490	172,451
Due to directors and officers	(633,379)	3,785
Due to related parties	757,415	119,933
	--------------------	--------------------
Net cash used in operating activities	(87,214)	(246,428)
	--------------------	--------------------

Cash flows from investing activities:
Disposal of investment	86,700	-
	--------------------	--------------------
Net cash provided by investing activities	86,700	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	-	225,000
	--------------------	--------------------
Net cash provided by financing activities	-	225,000
	--------------------	--------------------

Net decrease in cash and cash equivalents	(514)	(21,428)
Effect of exchange rate changes on cash and cash equivalents	1,335	8,140
Cash and cash equivalents, beginning	17,654	32,860
	--------------------	--------------------
Cash and cash equivalents, ending	18,475	19,572
	============	============

Supplemental disclosure of cash flow information:
Interests paid	139,850	130,836
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION
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

Principles of Consolidation

The consolidated financial statements for the period ended September 30, 2011 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. The Company consolidated both of these 50% ownership companies during the period because the Group has control of the board of these companies.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months and nine months period ended September 30, 2011 and 2011 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Group to the MPF schemes were $1,053 and $nil for the nine months ended September 30, 2011 and 2010, respectively.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 "Comprehensive Income" which codified SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2011, the comprehensive income was $68,511.

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

In 2010, the FASB issued ASC Update ("ASU") No.2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash". ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any impact on the Company's financial statements.

In 2010,the FASB issued ASC Updated ("ASU") No. 2010-02, Consolidation (Topics 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification This updated provides guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any impact on the Company's financial statements.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Pronouncements (Continued)
Accounting Standards Issued But Not Yet Effective

In 2010, the FASB issued ASC Update ("ASU") No.2010-13, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades" The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any impact on the Company's financial statements.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current period's presentation.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2011, the Company has incurred an accumulated deficits totaling $13,982,599 and its current liabilities exceed its current assets by $2,391,974. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

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

As of September 30, 2011, the Company has 19,000,000 stock options outstanding and the option liabilities are $236,504.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended September 30, 2011:
Options outstanding
Outstanding, December 31, 2010	19,000,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
---------------------------
Outstanding, September 30, 2011	19,000,000
================
Following is a summary of the status of options outstanding at September 30, 2011:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	3.54	$0.010	19,000,000	$0.00
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The outstanding 19,000,000 stock options granted on April 16, 2010 and will expire on April 16, 2015:
Grant date:	4/16/2010
Risk-free interest rate	3.25%
Expected life of the options	5.00 years
Expected volatility	250%
Expected dividend yield	0
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

During the year 2007, the Company had issued a total of 5,811,300 shares to its staff and consultants for their service provided. There were no shares issued under the registration statement on Form S-8 for the years 2008-2010 and for the current year 2011.

As at September 30, 2011 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.
As of September 30, 2011, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

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

c)	On February 22, 2011 the Company entered into an agreement to issue 2,205,376 shares in the Company as part of the consideration to acquire share investment.
NOTE 7	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		September 30, 2011	December 31, 2010
		US$	US$

Advance to supplier	a	254,201	231,424
Due from investment company	b	22,832	12,143
Due from former subsidiary company		95,403	95,535
Due from director of subsidiary company	c	-	613
		-------------------	-------------------
		372,436	339,715
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"). Our director, Mr. LOI Cheng Pheng is a director and shareholder of ATC.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.
c)	This is amount due from a former subsidiary company, AX Organic Limited, which was disposed in 2010.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	September 30, 2011	December 31, 2010
	US$	US$
Cost
Furniture, fixtures and equipment	3,836	7,216
Computers	1,292	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	53,079	63,225
Additional cost :
Accumulated depreciation	(47,601)	(48,181)
	-------------------	-------------------
Balance at end of period / year	5,478	15,044
	===========	===========

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.

NOTE 10	GOODWILL
	September 30, 2011	December 31, 2010
	US$	US$

Balance at beginning of period /year	-	4,791,676
Impairment charge during period / year	-	(4,791,676)
	-------------------	-------------------
Balance at end of period / year	-	-
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		September 30, 2011	December 31, 2010
		US$	US$

Accrued salaries and wages		23,867	25,694
Accrued interest		29,573	12,629
Accrued accounting, legal and consulting fee		209,823	218,823
Accrued office and related expenses		12,913	96,182
Other payables	a	140,295	97,804
Other payables to staff		76,950	76,951
Deposit from customers		19,544	19,571
		-------------------	-------------------
Balance at end of period / year		512,965	547,654
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12	SHORT - TERM DEBT

As of September 30, 2011 and December 31, 2010, the Company had two short term debts for a total amount of $214,591 which consisted of debts of $114,591 and $100,000 as further described below.

The Company has an outstanding unsecured debt payable of $114,591 (December 31, 2010: $99,645), with annual interest rate of 10%. This debt was due on May 31, 2011 and thereafter has been accrued monthly. The Company recorded accrued interest of $6,684 for the year ended December 31, 2010 (year ended December 31, 2009: $9,964). Subsequent to the balance sheet date, the entire amount of the debt was settled in conjunction of the Group's disposal of its Investment in Available Assets (refer to Note 21).

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

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $452,476 as of September 30, 2011 (December 31, 2010: $1,085,855 ).

NOTE 14	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		September 30, 2011	December 31, 2010
		US$	US$

Due to beneficial shareholders	(a)	1,454,555	698,889
Due to directors of subsidiary companies	(b)	158,248	156,499
		-------------------	-------------------
		1,612,803	855,388
		===========	===========
(a) The amounts due to beneficial shareholders are unsecured, repayable on demand and are interest free except for the $50,000 which bears interests at 6% per annum.
(b) The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15	LONG-TERM DEBTS
	September 30, 2011	December 31, 2010
	US$	US$

Shareholder Loan	2,000,000	2,000,000
	===========	===========

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

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. The accrued interest for 2010 was $160,000 (2009: $160,000) and $120,000 for the nine months period ended September 30, 2011 ($120,000 for the nine months period ended September 30, 2010).

NOTE 17	INVESTMENT IN SHARES

Investment in shares relates to acquisition of 5% interests in Advance Tech Communications Sdn. Bhd. ("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. Pursuant to the agreement, the Company shall issue the 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to December 2011.

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

Segment information about these businesses is presented below.

	Advertising		Telecommunication Device		Product Services		Consolidated

	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 31,		For the nine months ended September 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	102,415	36,872	-	-	-	7,341	102,415	44,213
	=======	=======	=======	======	======	======	=========	=========
Segment results	62,097	(22,705)	(23)	(4,650)	-	1,498	62,074	(25,856)
	=======	=======	=======	======	======	======
Unallocated corporate income							101,988	-

Unallocated corporate expenses							(139,768)	(374,761)
							--------------	--------------
Profit / (Loss) from operations							24,294	(400,617)

Finance costs							(139,850)	(130,836)
							--------------	--------------

Loss for the period							(115,556)	(531,453)
							=========	=========
							As at September 30
							2011	2010
ASSETS
Segment assets	4,117	4,816,817	354,220	356,451	-	278,053	358,337	5,451,321

Unallocated corporate assets							504,062	93,229
							--------------	--------------
Consolidated total assets							862,399	5,544,550
							=========	=========
LIABILITIES
Segment liabilities	121,378	143,584	-	(9,492)	-	(5,110)	121,378	128,982

Unallocated corporate liabilities							4,907,961	4,710,775
							--------------	--------------
Consolidated total liabilities							5,029,339	4,839,757
							=========	=========
Depreciation of fixed assets	8,561	8,391	1,003	1,029	-	-	9,564	9,420

	=======	=======	=======	======	======	======	=========	=========

CHINA MEDIA GROUP CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the nine month ended June 30, 2011 and for the year ended December 31, 2010 was $19,977 and $24,404 respectively.

Future minimum rental payments under non-cancelable operating leases as at September 30, 2011 are $5,908.

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
(a)

The Group has evaluated all subsequent events through November 19, 2011, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(b)	On October 6, 2011 the Group entered into an agreement with a creditor to sell its 49% interests in Jademan International Limited for $245,000 at a cost of $83,300 and realizing a profit of $161,700.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2011.

Overview
DESCRIPTION OF BUSINESS.

OUR BACKGROUND. The Company was incorporated in Texas on October 1, 2002 and in 2005 changed its business focus to advertising and media in the emerging China market. Under new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens.

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

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. During the period the Company did not derive any advertising income from the BRR project but has recorded $42,596 and $102,415 for the three months and nine months period ended 30 September 2011 in relation to other advertising services.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by December 2011. Subject to satisfactory technical review, we expect to launch the commercial product in first half of 2012. There has been no other significant update for the M.A.G.I.C. W3.

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

We have cash and cash equivalents of $18,475 as of September 30, 2011; an increase from the previous period end of December 31, 2010. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2010

REVENUES.

For the three months period ended September 30, 2011, the Group has realized revenue of $42,596 and a cost of revenue of $8,950, achieving a gross profit of $33,646. For the three month period ended September 30, 2010, the Group has realized revenue of $17,639 and a cost of revenue of $8,875 achieving a gross profit of $8,764. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the nine months period ended September 30, 2011, the Group has realized revenue of $102,415 and a cost of revenue of $31,211, achieving a gross profit of $71,204. For the nine month period ended September 30, 2010, the Group has realized revenue of $44,213 and a cost of revenue of $22,231 achieving a gross profit of $21,982.

OPERATING EXPENSES.

For the three month period ended September 30, 2011, our gross profit was $33,646 and our total operating expenses were $45,129, all of which were selling, general and administrative expenses. We also had $46,615 in interest expenses and loss attributable to uncontrolled interest of $2,744, so that the net loss to our shareholders for the three months period ended September 30, 2011 was $55,354. This is in comparison to the same period ended September 30, 2010, where our gross profit was $8,764 and our total operating expenses were $111,955, all of which were selling, general and administrative expenses. We also had $45,298 in interest expenses and loss attributable to uncontrolled interest of $7,380, so that the net loss to our shareholders for the three months period ended September 30, 2010 was $141,109.

For the nine month period ended September 30, 2011, our gross profit was $71,204 and our total operating expenses were $158,028, all of which were selling, general and administrative expenses. We also had $139,850 in interest expenses, $89,838 in gain on disposal of investment, $12,150 in other income and loss attributable to uncontrolled interest of $9,130, so that the net loss to our shareholders for the nine months period ended September 30, 2011 was $115,556. This is in comparison to the same period ended September 30, 2010, where our gross profit was $21,982 and our total operating expenses were $441,592, all of which were selling, general and administrative expenses. We also had $130,836 in interest expenses and loss attributable to uncontrolled interest of $18,993, so that the net loss to our shareholders for the nine months period ended September 30, 2010 was $531,453.

Liquidity and Capital Resources

As at September 30, 2011, the Company had cash and cash equivalents totaling $18,475, other current assets of $618,890 and non-current assets totaling $225,034 which were represented by $5,478 in fixed assets, $138,000 in distribution rights and $81,556 in investment in shares. The total assets of the Company were $862,399 as of September 30, 2011. We also had current liabilities of $3,029,339 which were represented by $512,965 in accruals, $214,591 in short term debt, $452,476 due to directors and officers, $1,612,803 due to related parties, $236,504 in option liabilities as of September 30, 2011. We also had $2,000,000 in long-term shareholders loan as of September 30, 2011, making our total liabilities $5,029,339.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2011.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended September 30, 2011 the Company incurred net loss of $55,354 and has accumulated losses of $13,982,599 as at September 30, 2011. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
N/A.
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

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	(Removed and Reserved)
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit No.	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(7)
2.2	Operational Agreement between AX Organic Limited and Huangpi High Yield Cultivation Experiment Base (8)
2.3	Sale and Purchase Agreement between Good World Investments Limited, Tidewell Limited and the Company(9)
2.4	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (11)
2.5	Sale and Purchase Agreement between Good World Investments Limited and Keen Star International (HK) Limited (10)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(6)
3.2	Bylaws (1)
4.1	Executive Services Agreement between China Media Group Corporation and Con Unerkov (3)
10.3	2002 Stock Option Plan (4)
10.4	2007 Stock Incentive Plan (5)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Annual Report on Form 10-KSB/A as filed with the SEC on August 11, 2006.
4.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
5.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
6.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on June 23, 2010.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 22, 2010.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 14, 2011.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Group Corporation
a Texas corporation

By:	/s/ Cheng Pheng Loi	November 21, 2011
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director

By:	/s/ Con Unerkov	November 21, 2011
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director

By:	/s/ Lam Pui Kit	November 21, 2011
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director