Form 10-Q/A
period 2011-09-30
China Media Group CORP
filed 2012-03-26
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A No.1

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

Yes [ x ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ($232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ] No [   ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [  ] Accelerated Filer[   ] Non-Accelerated Filer [  ] Smaller Reporting Company[x ]

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q to the Company's quarterly report on Form 10-Q for the period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission on November 21, 2011, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
China Media Group Corporation
a Texas corporation

By:	/s/ Cheng Pheng Loi	March 22, 2012
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director
By:	/s/ Con Unerkov	March 22, 2012
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director
By:	/s/ Lam Pui Kit	March 22, 2012
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director
/s/ Cheng Pheng LOI
-----------------------
Cheng Pheng LOI
Chief Executive Officer