Form 10-K
period 2011-12-31
China Media Group CORP
filed 2012-04-18
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
----------------------------------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

-----------------------------------------
Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)
Texas	7310	32-0034926
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)
1402 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong.	N/A
(Address of Company's principal executive offices)	(Zip Code)

+011 852 3171 1208

(Company's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------ None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (284,863,023 shares) of the registrant based upon the per share closing price of $0.0145 on December 31, 2011 was approximately $4,130,514.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of March 31, 2012, there were 554,132,450 no par value common stock of the Company issued and outstanding.
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

OUR BUSINESS. Our mission today is to become one of China's new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this, the Company established 3 strategic business units being "Advertising", "Telecommunications and Mobile Computing", and "Products and Services".

We plan to offer advertising services in China. These advertising services would be targeted across all media thus we will offer our customers selective advertising on specific media for nationwide campaign. China's advertising industry is still young and fragmented. We aim to differ from other advertisers so that we can provide nationwide campaigns across all media spectrum. To this end, we will work to secure strategic ad placements in key cities in China so that our customers will have the ability to launch nationwide campaigns.

As announced in a Form 8K filed on March 16, 2012, on March 15, 2012 the Group entered into a conditional agreement to purchase A-Team Resources Sdn. Bhd. for a total consideration of about $2,011,607 which shall be satisfied by the issuance of 558,779,837 shares in the Company, representing 51% of the enlarged share capital of the Company. The agreement is conditional to the successful completion of the due diligence by the Group to be determined by the sole discretion of the Group on or before April 18, 2012 or a date agreed by the parties. This acquisition will strengthen the Products and Services division by providing for sale a range of products in the electronic and light appliance segment and possibly extending the marketing to new markets in China and India. This company will also provide a steady revenue base and profitable operation to the Group. This transaction is expected to close in April 2012.

2011 Products & Services Overview

Although we have established 4 business units, we have only started activities in two of them; those are "Advertising", "Telecommunication and Mobile" and "Product Services". A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. Given the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which is difficult given the financial situation of the Group today. Therefore we have determined to defocus from the BRR program and to focus on other advertising activities going forward. During the year, the Company did not derive any advertising income from the BRR project but it has recorded $39,717 and $142,132 for the three months and year ended 31 December 2011 in relation to other advertising services.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by June 2012. Subject to satisfactory technical review, we expect to launch the commercial product in second half of 2012. There has been no other significant update for the M.A.G.I.C. W3.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. Subsequent to the year end, in March 2012, the company has entered into an agreement to acquire a company that manufactures and distributes electronics and light electronics. If we are successful in acquiring this company then we will have a range of products for the Group, and with opportunities to expand this range of products to sell into China. During this quarter, we did not realize any revenue from this business unit. However the Group is in discussion and exploring other products that can be distributed in our product services unit.

Other Investments

During the year the Group disposed its investment in Jademan International Limited for $421,538 realizing a profits of $251,538 in order to raise some funds to pay its outstanding professional fees and other liabilities.

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

Facilities

We currently lease and occupy 1,500 square feet of office space in Hong Kong for our executive and administrative office at a cost of about $3,760 per month. The lease expires in November 2013. We also share a 300 square feet office in Kuala Lumpur, Malaysia as our Southeast Asia office, which is free of rent. The other operating office is located in Beijing where we have a 300 square feet administration office. We do not have a written lease or sublease agreement for the office location in Beijing. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

We have a history of net losses. For the years ended December 31, 2011, 2010, and 2009, our net losses have been $100,304, $5.57 million, and $2.53 million, respectively. As of December 31, 2011, we had accumulated deficits of $13.97 million. If we do achieve profitability in the future, we may not be able to sustain or increase our profitability in the future.

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

We have not been profitable in any fiscal period since our inception and may not be profitable in future periods. At December 31, 2011, we had accumulated deficits of approximately $13.97 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as the development of our advertising platform and infrastructure, will increase in the future. We will need to build and increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to obtain necessary financing or to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.

As of December 31, 2011, we had a working capital deficit of approximately $2.3 million. We have no committed sources of additional capital to finance the current operation and the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficits, and accumulated deficits, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2011 expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop our advertising and mobile devise businesses, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure that any financing will be available to us at any time in the future, in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional advertising and mobile device businesses and capabilities.

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

Our principal focus is on our advertising and mobile device businesses in the People's Republic of China, which we are creating through the acquisition of various entities and assets, and organic growth. These potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2011. Even if we closed potential acquisitions, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include in its annual report a management report on such company's internal controls over financial reporting which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2011. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal financial controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal financial controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with and the rules adopted by the SEC.

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

We commenced our mobile device and advertising services operations in early 2006. We anticipate continuous developing of our business in 2012 as we focus growth in our - customer base and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

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

Our PRC subsidiaries are subject to PRC rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises ("FIEs") are required to apply to SAFE for "Foreign Exchange Registration Certificate for FlEs. Our subsidiary is FIE. With such registration certifications (which need to be renewed annually), FlEs are allowed to open foreign currency accounts including the "recurrent account" and the "capital account". Currently, conversion within the scope of the "recurrent account" can be effected without requiringthe approval of SAFE. However, conversion of currency in the "capital account" (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Our operations and business may be adversely affected if conversion of currency in the "capital account" is not approved by the SAFE.

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

OUR FACILITIES. As at December 31 2011, our executive and administrative office is located at 1402 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong. The Company uses about 1,500 square feet of this office at a cost of about US$3,760 per month. The lease expires in 20 November 2013.

The other operating office is located at Beijing at No. 43, Na Yuan Bei Road, Feng Tai District, Beijing, China where we have a 150 sq. ft. administration office to handle enquiry. The lease is for one year expiring at December 31, 2011 and at a monthly rent of about US$430.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. MINE SAFETY DISCLOSURES.

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2011 was $ 0.0145 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2011	$0.01	$0.004
Third Quarter 2011	$0.01	$0.0045
Second Quarter 2011	$0.021	$0.008
First Quarter 2011	$0.034	$0.014

Fourth Quarter 2010	$0.017	$0.00819
Third Quarter 2010	$0.020	$0.00588
Second Quarter 2010	$0.034	$0.006
First Quarter 2010	$0.0113	$0.00263

HOLDERS.

The number of record holders of our common stock as of March 5, 2012, was approximately 60 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

STOCK OPTIONS.

We have two equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The following table presents information relating to these plans as of December 31, 2011.

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

There were 19,000,000 stock options issued in 2010. As of December 31, 2011 there were a total of 19,000,000 outstanding stock options to purchase shares of our Common Stock under the 2002 Stock Option Plan.

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

In summary, as of December 31, 2011, (i) the Company has issued 5,811,300 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 32,588,700 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES. No repurchases of our common stock were made during the fourth quarter and during our fiscal year ended December 31, 2011.

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

Year ended December 31, 2011 compared with year ended December 31, 2010 --------------------------------------------------------------------------------------------------------------------

Results of Operations -----------------------------------

For the year ended December 31, 2011, net sales was $142,132 as compared to the prior year of $59,730, representing an increase of about 138%. This sales increase was due mainly to the increase in the sale of advertising services.

For the year ended December 31, 2011, the cost of goods sold was $40,185 as compared to the prior year of $25,479, making our gross profit of $101,947 (2010: $34,251) for the year.

For the year ended December 31, 2011 operating expenses were $213,754 as compared $686,053, a decrease of $472,299 or about 69% from the prior year which was mainly attributable to i) the loss on disposal of subsidiary $nil (2010: $119,890), and ii) option expenses of $34,328 (2010: $240,368) in respect of stock options issued to employees and stock based payments. In 2011, the other major components in the operating expenses were consulting services of $67,396 (2010: $78,981), and salaries of $28,876 (2010: $133,210). Overall the remaining operating expenses of $83,154 were similar in other respects once the above factors are taken into account.

In 2011, the Company incurred an impairment of goodwill loss of $nil (2010: $4,791,676) relating to the Beijing Ren Ren goodwill as the Group de-focus from the BRR advertising business.

In 2011, the Company incurred an impairment of distribution right of $68,800 (2010: nil) relating to the advance payment for the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong.

The operating loss decreased to $111,807 for the year ended December 31, 2011 from the prior year loss of $5,443,478.
During the year the interest expenses increased to $183,785 as compared to $176,885 in the prior year.

For the three months ended December 31, 2011, our revenue was $39,717, and a cost of revenue of $8,974, achieving a gross profit of $30,743. For the three month period ended December 31, 2010, our revenue was $15,517, and a cost of revenue of $3,248, achieving a gross profit of $12,269. For the three months ended December 31, 2011, our selling and general expenses were $66,379, and impairment of distribution right was $68,800 and our net interest expenses were $43,935 and gain on disposal of investment $161,700; thereby resulting an operating profit of $13,329. For the three months period ended December 31, 2010, our selling and general expenses were $244,416 and our net interest expenses were $46,049 and our impairment of goodwill was $4,791,676, so that our net loss for the three months period ended December 31, 2010 was $5,069,872. The decrease in selling, general and administration expenses from the prior period was mainly due to loss on sale of subsidiary $nil (2010: $119,890).

Liquidity and Capital Resources ---------------------------------------------------

Net cash used in operating activities was $173,183 during the year ended December 31, 2011 as compared to net cash used of $38,234 in the prior year, as there was no funding from stock issuing activities during the current year. The Company intends to monitor the monthly cash outlays in fiscal 2012 and conserve cash until additional financing can be received through other funding. The net loss for the year was $99,304 compared to $5,597,741 in the prior year.

Net cash provided by investing activities was $172,129 (2010: $nil) during the year ended December 31, 2011.

Net cash used in financing activities was $nil (2010: $nil) during the year ended December 31, 2011.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. In 2011, the Group disposed 100% of its short term investment in Jademan International Limited and raised about $421,000 to settle some of the Group's liabilities. The Company will be required to raise further funds to meet its other liabilities and operation requirements to continue to operation in 2012 by i) selling its Common Stock ii) raise from the capital markets, iii) sell additional assets.

Going Concern ------------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations. For the years ended December 31, 2011 and 2010, the Company incurred net losses of $99,304 and $5,597,741, respectively.

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

Off-Balance Sheet Arrangements. ------------------------------------------------------

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Capital Expenditure Commitments -------------------------------------------------------

We had no material capital expenditures for the period ended December 31, 2011. However we expect to invest, subject to availability of funding, approximately $250,000 in capital expenditure over the next 12 month for the outdoor media business.

Critical Accounting Policies --------------------------------------------

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

Recently Issued Accounting Pronouncements ------------------------------------------------------------------
Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2011 audited financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-23 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the reports for the two most recent fiscal years, there were no disagreements with Albert Wong & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as covered by Item 304 (a)(1)(iv) of Regulation S-K, which disagreements, if not resolved to the satisfaction of Albert Wong & Co., LLP would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mr. Cheng Pheng Loi, and our Chief Financial Officer, Mr. Con Unerkov, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2011 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting
(a)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

NAME	AGE	POSITION
------------------------------	-------	-------------------------------------------------------------------------------------------
Cheng Pheng LOI	62	President, Chief Executive Officer and Director
Con UNERKOV	42	Chief Financial Officer and Director

LAM Pui Kit	71	Treasurer, secretary and Director
Mohd Khairudin bin RAMLI	41	Director

------------------------------	-------	------------------------------------------------------------------------------------------

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

MOHD KHAIRUDIN BIN RAMLI. Mr. Ramli was appointed to be our director on March 9, 2012. Mr. Ramli is a seasoned businessman with over 15 years of experience in Malaysia and South East Asia. Mr. Ramli has broad experience and proven ability to execute and deliver successful business operations and proven his entrepreneurship skills For the past 5 years, Mr. Ramli has been doing trading business in Malaysia. Mr. Ramli is not an officer or director of any reporting company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2011 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2011 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (6)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	----------------	------------	---------	----------	---------------	------------------	---------------	--------------
Cheng Pheng Loi (1)	2011	-	-	-	-	-	-	-	-
	2010	9,000	-	-	-	-	-	-	9,000
	2009	18,000	-	-	-	-	-	-	18,000
Con Unerkov (2)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	18,000(4)							18,000
Alex Ho	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	18,000							18,000

Pui Kit Lam (3)	2011	3,943	-	-	-	-	-	-	3,943

Mohd Khairudin bin Ramli (7)	2011	-	-	-	-	-	-	-	-

(1)	Mr. Cheng Pheng Loi is the President, CEO, and Director of the Company with effect from May 2009.
(2)	Mr. Con Unerkov is the CFO, and Director. Mr. Unerkov was the CEO from beginning of the year till May 2009.
(3)	Mr. Pui Kit Lam was the Treasurer, Secretary, and Director since April 8, 2011.
(4)	Mr. Alex Ho was the Treasurer, Secretary, and Director for 2010 and for the period until April 8, 2011 when he resigned.
(5)	Portion of the executive's salary was paid to his respective service company.
(6)	Figures represent the year ended December 31 for the indicative years.
(7)	Appointed on March 9, 2012

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2011 and 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Cheng Pheng LOI(1)	-	-	-	-	-	-	-	-	-
Con Unerkov (2)	-	7,500,000(4)	-	0.0365	12/22/2009	-	-	-	-

Alex Ho (3)	-	7,500,000(4)-	-	0.0365	12/22/2009	-	-	-	-
Pui Kit LAM (4)	-	-	-	-	-	-	-	-	-

(1)	Mr. Cheng Pheng Loi is the CEO, and Director.
(2)	Mr. Con Unerkov is the CFO, and Director
(3)	Mr. Alex Ho was the Treasurer, Secretary, and Director for 2010 and for the period until April 8, 2011 when he resigned.
(4)	Mr. Pui Kit Lam is the Treasurer, Secretary, and Director since April 8, 2011.
(5)	The stock options were granted on December 23, 2006 under the 2002 Stock Option Plan and were expired on December 22, 2009.

Employment Agreements

Mr. Pheng Cheng LOI is working on 3 months contracts at a monthly fee of US$3,000. Messrs. Unerkov, and Ho did not receive any salary for 2011 and 2010. Mr. Lam received a salary remuneration of $3,943 in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERAS.

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2011 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Con Unerkov(3) (4)	32,619,863	-	-	32,619,863	5.89%

Lam Pui Kit (3)(7), No.4, Dong Wen Chan Street, West City District, Beijing, China.	62,500,000	-	-	62,500,000	11.28%

Cheng Pheng Loi (3)	-	-	-	-	-

	------------------	-------------------	--------------------	------------------	------------------
All officers and directors as a group (3 persons)	95,119,863	-	-	95,119,863	17,17%

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	25.57%

Liu Kang (6), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	25.57%

Central High Limited (CHL), of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	22.56%

Alex Ho (5)	32,482,876	-	-	32,482,876	5.86%

Notes:
(1)

Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o China Media Group Corporation at 1402 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong.

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

(3)	A director of Company as of December 31, 2011.
(4)	Includes 31,250,000 shares of common stock held by CHL. Mr. Con Unerkov holds 25% shareholding of CHL
(5)	Includes 31,250,000 shares of common stock held by CHL. Mr. Alex Ho holds 25% shareholding of CHL.
(6)	Includes 141,666,668 shares of common stock held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.
(7)	Includes 62,500,000 shares of common stock held by CHL. Mr. Lam Pui Kit is a director and holds 50% shareholding of CHL.
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

The directors of the Company, Con Unerkov, LOI Cheng Pheng, Alex Ho (a former director whom resigned on April 8, 2011) and Mr. Pui Kit Lam (appointed as a director on April 8, 2011) advanced a total of 448,145 and $1,085,855, respectively, to the Company for the years ended December 31, 2011 and 2010, respectively. Such advances were non-interest bearing, unsecured and payable on demand.

The Company agreed to pay a monthly salary to its officers and directors for services performed. Compensation expenses of $3,943 and $9,000 have been recognized for services provided by the officers and directors and their service companies for the years ended December 31, 2011 and 2010, respectively

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,000 and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2011 and 2010 were $3,000 and $3,000, respectively.

TAX FEES. For the fiscal years ended December 31, 2011 and December 31, 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

Report of Independent Registered Public Accounting Firm - Albert Wong & Co., LLP

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders' Deficits for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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
By:	/s/ Cheng Pheng Loi	April 17, 2012
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director
By:	/s/ Con Unerkov	April17, 2012
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director
By:	/s/ Lam Pui Kit	April 17, 2012
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director

China Media Group Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation

We have audited the accompanying consolidated balance sheet of China Media Group Corporation (the "Company") and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 and 2010 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2011 of $13,966,347 including net losses of $99,304 for the year ended December 31, 2011. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
April 17, 2012

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
		2011	2010
	Notes	US$	US$
ASSETS
Current Assets:
Cash and cash equivalents		15,600	17,654
Investment available for sale		-	170,000
Due from related parties	7	372,541	339,715
Prepayments, deposit and other receivables		169,152	128,990
		---------------	---------------
Total current assets		557,293	656,359

Non-current assets
Property and equipments, net	8	2,232	15,044
Advance payment for distribution rights	9	69,000	138,000
Investment in shares	9	81,556	-
Goodwill	10	-	-
		---------------	---------------
		152,788	153,044
		---------------	---------------

		710,081	809,403
		=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables and accruals	11	424,396	547,654
Short term debt	12	100,000	214,591
Due to officer and directors	13	448,145	1,085,855
Due to related parties	14	1,656,981	855,388
Option liabilities		236,504	202,014
		---------------	---------------
Total current liabilities		2,866,026	2,905,502
		---------------	---------------

Long-term debts	15	2,000,000	2,000,000

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 554,132,450 (2010: 554,132,450) shares issued and outstanding	4	7,773,902	7,773,902
Additional paid-in-capital		1,799,358	1,799,358
Shares to be issued		52,510	-
Comprehensive income		66,176	67,176
Accumulated deficits		(13,966,347)	(13,867,043)
Uncontrolled interest		118,456	130,508
		---------------	---------------
Total stockholders' equity		(4,155,945)	(4,096,099)
		---------------	---------------

		710,081	809,403
		=========	========

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010
	US$	US$

Net revenue	142,132	59,730
Cost of revenue	(40,185)	(25,479)
	---------------	---------------
Gross profits	101,947	34,251

Operating expenses:
Impairment of goodwill	-	4,791,676
Impairment of distribution rights	68,800	-
Selling, general and administrative expenses	213,754	686,053
	---------------	---------------
Loss from operations before other expense	(180,607)	(5,443,478)

Other income (expenses)
Gain on disposal of investment in unlisted shares	251,538	-
Gain on disposal of fixed assets	1,498	-
Interest income	-	45
Interest expense	(183,785)	(176,885)
	---------------	---------------
Net loss before uncontrolled interest	(111,356)	(5,620,318)
Uncontrolled interest	12,052	22,577
	---------------	---------------
Net loss	(99,304)	(5,597,741)

Other comprehensive income: - Foreign currency translation gain	(1,000)	23,028
	---------------	---------------
Comprehensive loss	(100,304)	(5,574,713)
	=========	=========

Basic and diluted loss per common share	$0.00	$0.01
	=========	=========

Basic and diluted weighted average number of common shares*	554,132,450	541,611,902
	=========	=========

*	Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2011 and 2010 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Accumulated	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Deficit	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	-------------	---------------

January 1, 2010	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	147,975	1,112,597
Amortization of options granted	-	-	38,484	-	-	-	-	38,484
Comprehensive income	-	-	-	23,028	-	-	-	23,028
Issuance of shares for acquisition of share investments	20,000,000	345,000	-	-	-	-	-	345,000
Gain on disposal of subsidiary	-	-	-	-	-	-	5,110	5,110
Net loss	-	-	-	-	-	(5,597,741)	(22,577)	(5,620,318)
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
Balance at December 31, 2010	554,132,450	7,773,902	1,799,358	67,176	-	(13,867,043)	130,508	(4,096,099)
Comprehensive income	-	-	-	(1,000)	-	-	-	(1,000)
Shares to be issued for acquisition of share investments	-	-	-	-	52,510	-	-	52,510
Net loss	-	-	-	-	-	(99,304)	(12,052)	(111,356)
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
Balance at December 31, 2011	554,132,450	7,773,902	1,799,358	66,176	52,510	(13,966,347)	118,456	(4,155,945)
	========	=======	========	=========	========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
		2011	2010
	Notes	US$	US$

Cash flows from operating activities:

Net Loss		(99,304)	(5,597,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		12,181	12,562
Uncontrolled interest		(12,052)	(22,577)
Gain on disposal of fixed assets		(1,498)	-
Impairment on goodwill		-	4.791,676
Impairment on distribution rights		69,000	-
Option expenses for employee compensation		-	38,484
Loss on disposal of subsidiary		-	119,890

Changes in assets and liabilities:
Prepaid expenses, deposit and other receivables		(40,162)	224,861
Due from former subsidiary		(160)	(95,536)
Due from related parties		(61,712)	(244,179)
Accounts payable and accrued expenses		(123,258)	(180,444)
Short term debt		(114,591)	114,946
Due to officers and directors		(637,710)	2,169
Due to related parties		801,593	595,641
Option liabilities		34,490	202,014
		---------------	---------------
Net cash used in operating activities		(173,183)	(38,234)
		---------------	---------------

Cash flows from investing activities:
Disposal of investment in unlisted shares		170,000	-
Disposal of property and equipment		2,129	-
		---------------	---------------
Net cash provided by investing activities		172,129	-

Cash flows from financing activities:		-	-
		---------------	---------------
Net cash used in financing activities		-	-
		---------------	---------------

Net decrease in cash and cash equivalents		(1,054)	(38,234)
Effect of exchange rate changes on cash and cash equivalents		(1,000)	23,028
Cash and cash equivalents, beginning		17,654	32,860
		---------------	---------------
Cash and cash equivalents, ending		15,600	17,654
		=========	=========

Supplemental disclosure of cash flow information:

Interest paid		183,785	176,885
		=========	=========
Income tax paid		-	-
		=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

In May 2009, the Group established a 50/50 joint venture company, ATC Marketing Limited, which is to be in the business of marketing and distributing of convergent multimedia communication and internet devices. In September 2009, the Group acquired a 51% interest in Premium Multimedia Sdn. Bhd., which is to be in the business of outdoor media business. In October 2010, the Group disposed its interests in Premium Multimedia Sdn. Bhd.

The Group will be engaged in the media and advertising business, focusing mainly in China, and the marketing and distribution of convergent devices and the sale and marketing of electronics and light appliances. During the year, the Group recorded sales in the provision of advertising services and product services.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principals generally accepted in the United States, and are expressed in U.S. dollars. The Company 's fiscal year end is December 31.
Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2011 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. The Company consolidated both of these 50% ownership companies because of the sole largest shareholding status and/or controlling of the Board of Directors. In 2010, the Group acquired a 50% subsidiary, AX Organic Limited on June 18, 2010 and consolidates this subsidiary into the Group accounts from that date onwards as the Group has control of the Board of Directors until its disposal in December 2011. In addition in 2010, the Group consolidated the 51% interests in Premium Multimedia Sdn. Bhd. from the beginning of the year to its disposal in October 2010.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the year ended December 31, 2011 and 2010 are not presented as it would be anti-dilutive.

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

Employees' benefits and pension obligations

Mandatory contributions of five percent of gross salary payments, subject to certain minimum and maximum levels, are made to defined contribution Mandatory Provident Fund schemes ("MPF schemes") pursuant to the laws of Hong Kong. These contributions are charged to expense in the same period as the related salary cost. Total contributions made by the Company to the MPF schemes were $1,628 and $nil for the year December 31, 2011 and 2010, respectively.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the ASC 605 Revenue Recognition which codified Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 "Comprehensive Income" which codified SFAS No. 130, "Reporting Comprehensive Income. As of December 31, 2011, the comprehensive income was $66,176, and $67,176 in 2010.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2011, the Company has incurred an accumulated deficits totaling $13,966,347 and its current liabilities exceed its current assets by $2,308,733. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2011, the Company has 19,000,000 stock options outstanding and the option liabilities are $236,504.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the year ended December 31, 2011:
Options outstanding
Outstanding, December 31, 2010	19,000,000
Granted during the year	-
Forfeited/lapsed during the year	-
Exercised during the year	-
---------------------------
Outstanding, December 31, 2011	19,000,000
================
Following is a summary of the status of options outstanding at December 31, 2011:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	3.29	$0.010	19,000,000	$0.00
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
i) The outstanding 19,000,000 stock options granted on April 16, 2010 and will expire on April 16, 2015:

Grant date:	4/16/2010
Risk-free interest rate	3.25%
Expected life of the options	5.00 years
Expected volatility	250%
Expected dividend yield	0

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
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

As of December 31, 2011, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.
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

As at December 31, 2011 and 2010, there is no warrant share outstanding.
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

c)	On February 22, 2011 the Company entered into an agreement to issue 2,205,376 shares in the Company as part of the consideration to acquire share investment.
d)	Refer to subsequent events note in note 21.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		December 31, 2011	December 31, 2010
		US$	US$

Advance to supplier	(a)	254,985	231,422
Due from investment company	(b)	21,860	12,143
Due from former subsidiary company	(c)	95,696	95,535
Due from director of subsidiary company		-	613
		-------------------	-------------------
		372,541	339,715
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to Advance Tech Communications Sdn. Bhd. ("ATC"). Our director, Mr. LOI Cheng Pheng is a director and shareholder of ATC.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.
c)	This is amount due from a former subsidiary company, AX Organic Limited, which was disposed in 2010.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	December 31, 2011	December 31, 2010
	US$	US$
Cost
Furniture, fixtures and equipment	4,824	7,216
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	60,833	63,225
Accumulated depreciation	(58,601)	(48,181)
	-------------------	-------------------
Balance at end of year	2,232	15,044
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	GOODWILL
	December 31, 2011	December 31, 2010
	US$	US$

Balance at beginning of year	-	4,791,676
Impairment charge during year	-	(4,791,676)
Goodwill on acquisition of subsidiary during year	-	-
	-------------------	-------------------
Balance at end of year	-	-
	===========	===========
NOTE 11	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		December 31, 2011	December 31, 2010
		US$	US$

Accrued salaries and wages		25,715	25,694
Accrued interest		17,294	12,629
Accrued accounting, legal and consulting fee		245,323	218,823
Accrued office and related expenses		3,685	96,182
Other payables	a	112,775	97,804
Other payables to staff		-	76,951
Deposit from customers		19,604	19,571
		-------------------	-------------------
Balance at end of year		424,396	547,654
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12	SHORT - TERM DEBT

As of December 31, 2011, the Company had two short term debts for a total amount of $100,000 which relates to two loan agreements of $50,000 each entered into by the Company in 2010. Both the loans are unsecured, bears interest at 10% per annum, repayable on June 3, 2011 and July 5, 2011. Initially, the holder of these loans can convert the loan into Common Stock of the Company at any time prior to the maturity of the loan and at a conversion price of US$0.02 per share. In December 2010 , the terms of the loan was amended as follows: i) the interest rate was increased to 12% with effect from January 1, 2011, and ii) the loans were extended for one more year to be repayable on June 3, 2012 and July 5, 2012, respectively, and the convertible feature was cancelled with effect December 30, 2010.

NOTE 13	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $448,145 as of December 31, 2011 (December 31, 2010: $1,085,855).

NOTE 14	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		December 31, 2011	December 31, 2010
		US$	US$

Due to shareholders	(a)	1,497,634	698,889
Due to directors of subsidiary companies	(b)	159,347	156,499
		-------------------	-------------------
		1,656,981	855,388
		===========	===========
(a) The amounts due to beneficial shareholders are unsecured, repayable on demand and are interest free except for the $50,000 which bears interests at 6% per annum.
(b) The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.
NOTE 15	LONG - TERM DEBTS
	December 31, 2011	December 31, 2010
	US$	US$

Shareholder Loan	2,000,000	2,000,000
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. On March 19, 2012 the loan was extended for a further one year to November 25, 2013.

NOTE 16	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. During the year ended December 31, 2011 and 2010, the Company paid the directors and its officers and their services companies a total remuneration of $3,943 and $9,000, respectively.

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. On March 19, 2012 the loan was extended for a further one year to November 25, 2013. The accrued interest for 2011 was $160,000 (2010: $160,000).

NOTE 17	INVESTMENT IN SHARES

Investment in shares relates to acquisition of 5% interests in Advance Tech Communications Sdn. Bhd. ("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. Pursuant to the agreement, the Company shall issue the 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012.

NOTE 18	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2011 and 2010, since the Company and its subsidiaries had significant net operating loss. In the year ended December 31, 2011 and 2010, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $99,304 and $5,597,741, respectively. Total net operating losses carry forward at December 31, 2011 and 2010, (i) for Federal and State purpose were $11,228,165 and $11,063,748, respectively and (ii) for its entities outside of the United States were $1,730,470 and $1,707,655, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2011 and 2010 was approximately $4,694,677 and $4,624,137, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2011	2010
	-----------------------	--------------------
Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	25%	25%
Valuation allowance - PRC rate	(25%)	(25%)
	----------------------	--------------------
Provision for income tax	-	-
	=============	============

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into three operating units - advertising, telecommunication devices, and other services. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the year. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

Advertising		Telecommunication Device			Product Services	Consolidated

For the year ended December 31,		For the year Ended December 31,			For the year ended December 31,	For the year ended December31,
	2011	2010	2011	2010	2011	2010	2011	2010
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	142,132	52,389	-	-	-	7,341	142,132	59,730
	=======	=======	=======	======	======	======	=========	=========
Segment results	91,579	(4,815,274)	(187)	(4,685)	-	1,498	91,392	(4,818,461)
	=======	=======	=======	======	======	======
Unallocated corporate income							251,538	45

Unallocated corporate expenses							(258,449)	(602,440)
							--------------	--------------
Profit / (Loss) from operations							84,481	(5,420,856)

Finance costs							(183,785)	(176,885)
							--------------	--------------

Loss for the period							(99,304)	(5,597,741)
							=========	=========
							As at December 31
							2011	2010
ASSETS
Segment assets	1,682	12,679	285,468	356,283	81,556	170,000	368,706	538,962

Unallocated corporate assets							341,375	270,441
							--------------	--------------
Consolidated total assets							710,081	809,403
							=========	=========
LIABILITIES
Segment liabilities	128,171	140,036	(9,715)	(9,528)	-	-	118,456	130,508

Unallocated corporate liabilities							4,747,570	4,774,994
							--------------	--------------
Consolidated total liabilities							4,866,026	4,905,502
							=========	=========
Depreciation of fixed assets	10,998	11,422	1,183	1,370	-	-	12,181	12,792

	=======	=======	=======	======	======	======	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the nine month ended December 31, 2011 and for the year ended December 31, 2010 was $28,564 and $24,404 respectively.

Future minimum rental payments under non-cancelable operating leases as at December 31, 2011 are $84,977.

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
(a)

The Group has evaluated all subsequent events through April 16, 2012, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(b)

As announced in a Form 8K filed on March 16, 2012, on March 15, 2012 the Group entered into a conditional agreement to purchase A-Team Resources Sdn. Bhd. for a total consideration of about $2,011,607 which shall be satisfied by the issuance of 558,779,837 shares in the Company, representing 51% of the enlarged share capital of the Company. The agreement is conditional to the successful completion of the due diligence by the Group to be determined by the sole discretion of the Group on or before April 18, 2012 or a date agreed by the parties.

Exhibit 21.1
Subsidiaries of the Company
	Company	Place of Incorporation	Percentage held
	-----------------	---------------------------	---------------------

1	Ren Ren Media Group Ltd	Hong Kong	100%

2	Good World Investments Ltd	British Virgin Islands	100%

3	Beijing Ren Ren Health Culture Promotion Ltd	PRC	50%

4	ATC Marketing Ltd	Hong Kong	50%