Form 10-Q
period 2012-03-31
China Media Group CORP
filed 2012-05-16
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended March 31, 2012

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

Large Accelerated Filer [    ]   Accelerated Filer [     ] Non-Accelerated Filer [ ]  Smaller Reporting Company[ x ]

SEC 1296 (03-10)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]   No[ x ]

The number of common equity shares outstanding as of April 30, 2012 was 554,132,450 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011
Condensed Consolidated Statements of Operations for the three months period ended March 31, 2012 and 2011
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011 and 2010, and for the three months period ended March 31, 2012
Condensed Consolidated Statements of Cash Flows for the three months periods ended March 31, 2012 and 2011
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
		March 31, 2012	December 31, 2011
	Notes	(Unaudited)	(Audited)
ASSETS		US$	US$
Current Assets:
Cash and cash equivalents		45,237	15,600
Due from related parties	7	372,466	372,541
Prepayments, deposit and other receivables		169,164	169,152
		---------------	---------------
Total current assets		586,867	557,293
Non-current assets
Property and equipments, net	8	451	2,232
Advance payment for distribution rights	9	69,000	69,000
Investment in shares	16	81,556	81,556
		---------------	---------------
		151,007	152,788
		---------------	---------------

		737,874	710,081
		=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables and accruals	10	471,634	424,396
Short term debt	11	100,000	100,000
Due to officer and directors	12	449,548	448,145
Due to related parties	13	1,714,692	1,656,981
Option liabilities		236,504	236,504
		---------------	---------------
Total current liabilities		2,972,378	2,866,026
		---------------	---------------

Long-term debts	14	2,000,000	2,000,000

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 554,132,450 (2011: 554,132,450) shares issued and outstanding	4	7,773,902	7,773,902
Additional paid-in-capital		1,799,358	1,799,358
Shares to be issued		52,510	52,510
Comprehensive income		65,885	66,176
Accumulated deficits		(14,043,774)	(13,966,347)
Uncontrolled interest		117,615	118,456
		---------------	---------------
Total stockholders' equity		(4,234,504)	(4,155,945)
		---------------	---------------

		737,874	710,081
		=========	=========

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
	Three months periods
	Ended March 31
	--------------------------------------------------
	2012	2011
	-----------------	---------------
	US$	US$

Net revenue	22,829	28,889

Cost of revenue	(8,990)	(12,559)
	----------------	----------------
Gross profit	13,839	16,330

Operating expenses:
Selling, general and administrative expenses	48,307	68,646
	---------------	---------------
Loss from operations before other expense	(34,468)	(52,316)

Other income / (expenses)
Interest income	33	-
Interest expenses	(43,833)	(46,620)
	-----------------	-----------------
Net loss before uncontrolled interests	(78,268)	(98,936)
Uncontrolled interest	841	2,917
	-----------------	-----------------
Net loss	(77,427)	(96,019)
	-----------------	-----------------
Other comprehensive income
Foreign currency translation gain	(291)	(146)
	-----------------	-----------------
Comprehensive loss	(77,718)	(96,165)
	=========	=========

Basic and diluted loss per common share	(0.00)	(0.00)
	=========	=========
Basic and diluted weighted average number of common shares *	554,132,450	554,132,450
	=========	===============

*

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2012 and 2011 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Accumulated	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Deficit	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	-------------	--------------	-------------	---------------

January 1, 2010	534,132,450	7,428,902	1, 760,874	44,148	-	(8,269,302)	147,975	1,112,597
Amortization of options granted	-	-	38,484	-	-	-	-	38,484
Comprehensive income	-	-	-	23,028	-	-	-	23,028
Issuance of shares for acquisition of share investments	20,000,000	345,000	-	-	-	-	-	345,000
Gain on disposal of subsidiary	-	-	-	-	-	-	5,110	5,110
Net loss	-	-	-	-	-	(5,597,741)	(22,577)	(5,620,318)
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
Balance at December 31, 2010	554,132,450	7,773,902	1,799,358	67,176	-	(13,867,043)	130,508	(4,096,099)
Comprehensive income	-	-	-	(1,000)	-	-	-	(1,000)
Shares to be issued for acquisition of share investments	-	-	-	-	52,510	-	-	52,510
Net loss	-	-	-	-	-	(99,304)	(12,052)	(111,356)
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
Balance at December 31, 2011	554,132,450	7,773,902	1,799,358	66,176	52,510	(13,966,347)	118,456	(4,155,945)
Comprehensive income	-	-	-	(291)	-	-	-	(291)
Net loss	-	-	-	-	-	(77,427)	(841)	(78,268)
	--------------	-----------	--------------	---------------	-------------	--------------	--------------	---------------
Balance at March 31, 2012	554,132,450	7,773,902	1,799,358	65,885	52,510	(14,043,774)	117,615	(4,234,504)
	========	=======	========	=========	========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2012 AND 2011
(UNAUDITED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011
	US$	US$
	--------------------	--------------------

Cash flows from operating activities:
Net loss	(77,427)	(96,019)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,781	3,141
Uncontrolled interest	(841)	(2,917)
Option expenses for employee compensation	-	-

(Increase) / decrease in assets and liabilities:
Prepaid expenses, deposit and other receivables	(12)	(7,898)
Due from former subsidiary company	(41)	13
Due from related parties	116	(27,625)
Accounts payable and accrued expenses	47,238	51,578
Option liabilities	-	29,563
Due to directors and officers	1,403	(19,879)
Due to related parties	57,711	76,412
	--------------------	--------------------
Net cash provided by operating activities	29,928	6,369
	--------------------	--------------------

Cash flows from investing activities:
Purchase of property and equipment	-	-
	--------------------	--------------------
Net cash used in investing activities	-	-
	--------------------	--------------------

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	-	-
	--------------------	--------------------
Net cash provided by financing activities	-	-
	--------------------	--------------------

Net increase in cash and cash equivalents	29,928	6,369
Effect of exchange rate changes on cash and cash equivalents	(291)	(146)
Cash and cash equivalents, beginning	15,600	17,654
	--------------------	--------------------
	45,237	23,877
	============	============

Supplemental disclosure of cash flow information:
Interests paid	43,833	46,620
	============	============

Income tax paid	-	-
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

In March 2012, the Group entered into a condition sales and purchase agreement to acquire 100% equity interest of A-Team Resources Sdn. Bhd., an manufacturer and distributor of electronics and light appliances, at a consideration price equal to the net asset value of ATeam for $2,011,607 by the issuance of 558,779,837 shares in the Company. As the date of this report, this transaction still has not completed as the Company is still conducting its due diligence.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full.

Principles of Consolidation

The consolidated financial statements for the year ended March 31, 2012 include the financial statements of the Company, its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, 51% subsidiary Premium Multimedia Sdn. Bhd., and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. ATC Marketing Limited was established on the date of May 21, 2009 and Premium Multimedia Sdn. Bhd. was acquired on September 26, 2009 and the disposal in October 2010. The Company consolidated both of these 50% ownership companies during the period of control because of the sole largest shareholding status and/or controlling of the Board of Directors. On June 18, 2010, the Group acquired a 50% subsidiary, AX Organic Limited and then disposed of this investment in December 2010 and the Company consolidates this subsidiary into the Group accounts during this period as the Group has control of the Board of Directors.

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
Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of March 31, 2012, the comprehensive income was $65,885.

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

ASC 944, Financial Services Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

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
Recent Pronouncements (Continued)
Accounting Standards Issued But Not Yet Effective

In 2010, the FASB issued ASC Update ("ASU") No. 2010-13, Compensation Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades" The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any impact on the Company's financial statements.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2012, the Company has incurred an accumulated deficits totaling $14,043,774 and its current liabilities exceed its current assets by $2,385,511. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Stock Options

The Company adopted ASC 718 "Compensation Stock Compensation" codified SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

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

As of March 31, 2012, the Company has 19,000,000 stock options outstanding and the option liability is $236,504.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended March 31, 2012:
Options outstanding
Outstanding, December 31, 2010	19,000,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
---------------------------
Outstanding, March 31, 2012	19,000,000
================
Following is a summary of the status of options outstanding at March 31, 2012:

Outstanding Options			Exercisable Options
------------------------------------			----------------------------------------------------------------------
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	3.04	$0.010	19,000,000	$0.00
On April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of March 31, 2012, there were 19,000,000 outstanding stock options.
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

No shares were issued under the registration statement on Form S-8 during the year 2009 and 2008. As at March 31, 2012 there were 32,588,700 shares available underlying stock options under the 2007 Stock Incentive Plan.

As of March 31, 2012, there were no outstanding stock options to purchase shares of our Common Stock under the 2007 Stock Incentive Plan.

Subsequent to the quarter ended March 31, 2012, on May 7, 2012 the Company issued 711,009 shares at an options price of $0.0218 per share for a total amount of $15,500 under the 2007 Stock Incentive Plan to its consultant for the services rendered to the Company for the first quarter of 2012.

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

c)	On February 22, 2011 the Company entered into an agreement to issue 2,205,376 shares in the Company as part of the consideration to acquire share investment..
NOTE 7	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		March 31, 2012	December 31, 2011
		US$	US$

Advance to supplier	(a)	255,095	254,985
Due from investment company	(b)	21,634	21,860
Due from former subsidiary company	(c)	95,737	95,696
		-------------------	-------------------
		372,466	372,541
		===========	===========
a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"). Our director, Mr. LOI Cheng Pheng is a director and shareholder of ATC.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.
c)	This is amount due from a former subsidiary company, AX Organic Limited.
NOTE 8	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	March 31, 2012	December 31, 2011
	US$	US$
Cost
Furniture, fixtures and equipment	4,824	4,824
Computers	8,058	8,058
Automobile	47,951	47,951
	-------------------	-------------------
	60,833	60,833
Accumulated depreciation	(60,382)	(58,601)
	-------------------	-------------------
Balance at end of period	451	2,232
	===========	===========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 10	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		March 31, 2012	December 31, 2011
		US$	US$

Accrued salaries and wages		25,740	25,715
Accrued interest		20,294	17,294
Accrued accounting, legal and consulting fee		261,824	245,323
Accrued office and related expenses		3,753	3,685
Other payables	a	140,411	112,775
Deposit from customers		19,612	19,604
		-------------------	-------------------
Balance at end of period / year		471,634	424,396
		===========	===========
a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11	SHORT - TERM DEBT

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

NOTE 12	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $449,548 as of March 31, 2012 (December 31, 2011: $448,145).

NOTE 13	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		March 31, 2012	December 31, 2011
		US$	US$

Due to shareholders	(a)	1,555,380	1,497,634
Due to directors of subsidiary companies	(b)	159,312	159,347
		-------------------	-------------------
		1,714,692	1,656,981
		===========	===========
(a) The amounts due to beneficial shareholders are unsecured, repayable on demand and are interest free except for the $50,000 which bears interests at 6% per annum.
(b) The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14	LONG - TERM DEBTS
	March 31, 2012	December 31, 2011
	US$	US$

Shareholder Loan	2,000,000	2,000,000
	===========	===========

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2010. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. On March 19, 2012 the loan was extended for a further one year to November 25, 2013.

NOTE 15	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. For the three months ended December 31, 2012 and 2011, the Company paid the directors and its officers and their services companies a total remuneration of $1,351 and $1,348, respectively.

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. On March 19, 2012 the loan was extended for a further one year to November 25, 2013. The accrued interest for the three months ended March 31, 2012 was $40,000 (2011: $40,000).

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

Segment information about these businesses is presented below.

Advertising		Telecommunication Device			Product Services	Consolidated

For the three months ended March 31,		For the three months ended March 31,			For the three months ended March 31,	For the three months ended March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	US$	US$	US$	US$	US$	US$	US$	US$

Turnover	22,829	28,889	-	-	-	-	22,829	28,889
	=======	=======	=======	=======	======	======	=========	=========
Segment results	12,998	13,413	-	-	-	-	12,998	13,413
	=======	=======	=======	=======	======	======
Unallocated corporate income							33	-

Unallocated corporate expenses							(46,625)	(62,812)
							--------------	--------------
Loss from operations							(33,594)	(49,399)

Finance costs							(43,833)	(46,620)
							--------------	--------------

Loss for the period							(77,427)	(96,019)
							=========	=========
							As at March 31
							2012	2011
ASSETS
Segment assets	-	9,881	285,061	355,152	-	-	285,061	365,033

Unallocated corporate assets							452,813	535,472
							--------------	--------------
Consolidated total assets							737,874	900,505
							=========	=========
LIABILITIES
Segment liabilities	117,615	127,591	-	-	-	-	117,615	127,591

Unallocated corporate liabilities							4,972,378	5,043,176
							--------------	--------------
Consolidated total liabilities							5,089,993	5,170,767
							=========	=========
Depreciation of fixed assets	1,682	2,797	99	343	-	-	1,781	3,140

	=======	=======	=======	======	======	======	=========	=========

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19	COMMITMENTS AND CONTINGENCIES
(a)

The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the three month ended March 31, 2012 and for the year ended December 31, 2011 was $11,776 and $28,564, respectively.

Future minimum rental payments under non-cancelable operating leases for the three month ended March 31, 2012 and for the year ended December 31, 2011 are $73,616 and $84,977, respectively.

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
(d)

As disclosed in Note 16 above, the Company has agreed to issue 2,205,376 shares for the acquisition of 5% of ATC. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012.

(e)

As announced in a Form 8K filed on March 16, 2012, on March 15, 2012 the Group entered into a conditional agreement to purchase A-Team Resources Sdn. Bhd. for a total consideration of about $2,011,607 which shall be satisfied by the issuance of 558,779,837 shares in the Company, representing 51% of the enlarged share capital of the Company. The agreement is conditional to the successful completion of the due diligence by the Group to be determined by the sole discretion of the Group on or before April 18, 2012 or a date agreed by the parties. On April 17, 2012 the parties agreed to extend the closing dated to be on or before May 31, 2012.

NOTE 20	SUBSEQUENT EVENTS
(a)

The Group has evaluated all subsequent events through May 15, 2012, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(b)

Subsequent to the quarter ended March 31, 2012, on May 7, 2012 the Company issued 711,009 shares at an options price of $0.0218 per share for a total amount of $15,500 under the 2007 Stock Incentive Plan to its consultant for the services rendered to the Company for the first quarter of 2012.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

As announced in a Form 8K filed on March 16, 2012, on March 15, 2012 the Group entered into a conditional agreement to purchase A -Team Resources Sdn. Bhd. for a total consideration of about $2,011,607 which shall be satisfied by the issuance of 558,779,837 shares in the Company, representing 51% of the enlarged share capital of the Company. The agreement is conditional to the successful completion of the due diligence by the Group to be determined by the sole discretion of the Group on or before April 18, 2012 or a date agreed by the parties. On April 17, 2012 the parties agreed to extend the closing dated to be on or before May 31, 2012. This acquisition will strengthen the Products and Services division by providing for sale a range of products in the electronic and light appliance segment and possibly extending the marketing to new markets in China and India. This company will also provide a steady revenue base to the Group. This transaction is expected to close in May 2012.

A-Team was established in 2001 specialized in the manufacturing and assembling of home appliances products (white goods). Currently this company is operating from Selangor, which is located in the central part of Western Malaysia.Their main markets are in North America, Southeast Asia, Africa, Oceania, Mid East and Eastern Asia.

2011 Products & Services Overview

Although we have established 4 business units, we have only started activities in two of them; those are "Advertising", "Telecommunication and Mobile" and "Product Services". A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. Given the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which is difficult given the financial situation of the Group today. Therefore we have determined to defocus from the BRR program and to focus on other advertising activities going forward. During the period, the Company did not derive any advertising income from the BRR project but it has recorded $22,829 and $142,132 for the three months ended 31 March 2012 and year ended 31 December 2011 in relation to other advertising services.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Company. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We expect to receive the final prototype for M.A.G.I.C. W3 by Q3, 2012. There has been no other significant update for the M.A.G.I.C. W3.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We will leverage off our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. In March 2012, the Group entered into an agreement to acquire a company that manufactures and distributes electronics and light electronics. If we are successful in acquiring this company then we will have a range of products for the Group, and with opportunities to expand this range of products to sell into China.The potential acquisition was established in 2001 and have 5 production lines being "Washing Machines", Refrigerators", Chest Freezers" "Wine Chillers" and "Display Chillers". Their main markets are in North America, Southeast Asia, Africa, Oceania, Mid East and Eastern Asia. During this quarter, we did not realize any revenue from this business unit. However the Group is in discussion and exploring other products that can be distributed in our product services unit.

Other Investments

In 2011 the Group disposed its investment in Jademan International Limited for $421,538 realizing a profits of $251,538 in order to raise some funds to pay its outstanding professional fees and other liabilities.

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

For our Products Services unit, we will work with our advertisers to cross promote and sell their products on our advertising platform, once we have built up. In some cases, we will look to develop our own brands. We will employ a small team to handle enquires and to provide support to our advertising customers. For our recently announced potential acquisition of A-Team Resources, the organization has an existing marketing and sales department / channels. We also plan to take much more of a focus on the China market and work together to open up additional growing markets. The potential acquisition is currently generating revenues and these revenues will be used to grow into additional markets.

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

We have cash and cash equivalents of $45,237 as of March 31, 2012; an increase from the previous period end of December 31, 2011. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Specifically, we hope to accomplish the steps listed below to implement our business plan. We estimate that we will require approximately $1,500,000 to commence operations as envisioned below during the next twelve months. The figures and steps outlined below are estimates only, and our actual progress and cost may vary from these estimates and is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

We are not currently conducting any research and development activities, other than the continual development of our website in both English and Chinese. We do not anticipate conducting such activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Results of operation.
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2011

REVENUES.

For the three months period ended March 31, 2012, the Group has realized revenue of $22,829 and a cost of revenue of $8,990, achieving a gross profit of $13,839. For the three month period ended March 31, 2011, the Group has realized revenue of $28,889 and a cost of revenue of $12,559 achieving a gross profit of $16,330. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

OPERATING EXPENSES.

For the three month period ended March 31, 2012, our gross profit was $13,839 and our total operating expenses were $48,307, all of which were selling, general and administrative expenses. We also had $43,833 in interest expenses, $33 in interest income and loss attributable to uncontrolled interests of $841, so that the net loss to our shareholders for the three months period ended March 31, 2012 was $77,427. This is in comparison to the same period ended March 31, 2011, where our gross profit was $16,330 and our total operating expenses were $68,646, all of which were selling, general and administrative expenses. We also had $$46,620 in interest expenses and loss attributable to uncontrolled interests of $2,917, so that the net loss to our shareholders for the three months period ended March 31, 2011 was $96,019.

Liquidity and Capital Resources

As at March 31, 2012, the Company had cash and cash equivalents totaling $45,237, other current assets of $541,630 and non-current assets totaling $151,007 which were represented by $451 in fixed assets, $69,000 in distribution rights and $81,556 in investment in shares. The total assets of the Company were $737,874 as of March 31, 2012. We also had current liabilities of $2,972,378 which were represented by $471,634 in accruals, $100,000 in short term debt, $449,548 due to directors and officers, $1,714,692 due to related parties, $236,504 in option liabilities as of March 31, 2012. We also had $2,000,000 in long-term shareholders loan and $117,615 in uncontrolled interests as of March 31, 2012, made our total liabilities $5,089,993.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2012.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2012 the Company incurred net losses of $77,427 and has accumulated losses of $14,043,774 as at March 31, 2012. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submissions of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit No.	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. And ATC Marketing Limited(6)
2.2	Sale and Purchase Agreement between Good World Investments Limited, Tidewell Limited and the Company(7)
2.3	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (9)
2.4	Sale and Purchase Agreement between Good World Investments Limited and Keen Star International (HK) Limited (8)
2.5	Sale and Purchase Agreement between Good World Investments Limited and ECE Technologies Sdn. Bhd. (10)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.2	Bylaws (1)
10.3	2002 Stock Option Plan (3)
10.4	2007 Stock Incentive Plan (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 22, 2010.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 14, 2011.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012..
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
By:	/s/ Cheng Pheng Loi	May 16, 2012
--------------------------------------------
Cheng Pheng Loi
Its:	Principal executive officer,
President, Director
By:	/s/ Con Unerkov	May 16, 2012
--------------------------------------------
Con Unerkov
Its:	Chief financial officer,
Director
By:	/s/ Lam Pui Kit	May 16, 2012
--------------------------------------------
Lam Pui Kit
Its:	Secretary, Treasurer,
Director
By:	/s/ Mohd Khairudin Bin Ramli	May 16, 2012
--------------------------------------------
Mohd Khairudin Bin Ramli
Its:	Director