Form 10-Q
period 2012-06-30
China Media Group CORP
filed 2012-08-20
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended June 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

_______________________________________

Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION
_______________________________________

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
_____________	________________	______________
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1402 Wan Chai Commercial Center, 204 Johnston Road, Wanchai, Hong Kong	______
__________________________________________________	_____________
(Address of Company's principal executive offices)	(Zip Code)

Tel: +011 852 3171 1208 Fax: +011 3007 8368
_______________________________________

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

Yes [    ]   No[ x ]

The number of common equity shares outstanding as of July 30, 2012 was 1,113,623,296 shares of Common Stock, no par value.

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

Definitions and Conventions
References to "China" or "PRC" refer to the People's Republic of China.
References to "Common Stock" means the Common Stock, no par value, of China Media Group Corporation.
References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.
References to "ECE" means ECE Technologies Sdn. Bhd., a company incorporated in Malaysia.
References to the "ATeam" means A-Team Resources Sdn. Bhd., a company incorporated in Malaysia that is engaged in the business of consumer electronics and light appliances.

References to the "BRR" means Beijing Ren Ren Health Culture Promotion Co., Limited, a company incorporated in China that is a 50% subsidiary of Good World. BRR is engaged in advertising sales in China.

References to the "ATC Marketing" means ATC Marketing Limited, a company incorporated in Hong Kong that is a 50% subsidiary of Good World. ATC Marketing is a joint venture company with AdvanceTech Communications Sdn. Bhd. holding the worldwide marketing rights, other than certain rights belonging to the Company, of a convergent communication device named M.A.G.I.C.
References to the "Good World" means Good World Investments Limited, an investment holding company incorporated in the British Virgin Islands that is a wholly owned subsidiary of CMG.
References to the "ATC" means AdvanceTech Communications Sdn. Bhd., a Malaysia incorporated company that is developing a convergent communication device named M.A.G.I.C.

References to the "RRMG" means Ren Ren Media Group Limited, a company incorporated in Hong Kong that is a wholly owned subsidiary of CMG. RRMG is an administrative and advertising sales company in Hong Kong and China.

References to "Company", "CMG", "we", "our", "Group" means China Media Group Corporation and includes, unless the context requires or indicate otherwise, the operation of its subsidiaries (all herein defined).
References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
References to "34 Act" or "Exchange Act" means the Securities Act of 1934, as amended.

PART I

Item 1.	Condensed Consolidated Financial Statements

China Media Group Corporation
Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011
Condensed Consolidated Statements of Operations for the three months and six months period ended June 30, 2012 and 2011
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011 and 2010, and for the six months period ended June 30, 2012
Condensed Consolidated Statements of Cash Flows for the six months periods ended June 30, 2012 and 2011
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
		June 30 2012	December 31 2011
	Notes	(Unaudited)	(Audited)
ASSETS		US$	US$
Current Assets:
Cash and cash equivalents	6	26,740	23,992
Restricted cash	6	67,532	57,395
Trade receivables	7	2,681,606	3,017,369
Due from related parties	8	319,771	-
Prepayments, deposit and other receivables	9	1,596,197	139,055
Total current assets		4,691,846	3,237,811

Non-current assets:
Property and equipments, net	10	157,869	83,905
Advance payment for distribution rights	11	68,932	-
Investment in shares	12	81,556	-
Goodwill		6,323,061	-
Total non-current assets		6,631,418	83,905

Total assets		11,323,264	3,321,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	6	36,724	-
Trade payables	13	763,732	44,197
Other payables and accruals	14	826,197	389,273
Short term debt	15	216,400	181,030
Due to officer and directors	16	422,692	133,027
Due to related parties	17	2,060,980	-
Trade finance payables	18	304,500	335,671
Obligations under finance lease	19	53,130	24,433
Option liabilities		236,504	-
Total current liabilities		4,920,859	1,107,631

Long-term debts:
Obligations under finance leases	19	90,560	54,921
Term loans	15	185,020	274,589
Shareholder loans	20	2,000,000	-
		2,275,580	329,510

Total liabilities		7,196,439	1,437,141

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2011: 558,779,837) shares issued and outstanding	4	2,580,543	583,107
Shares to be issued		52,510	-
Comprehensive income		98,323	106,458
Retained profits		1,395,449	1,195,010
Total stockholders' equity		4,126,825	1,884,575

		11,323,264	3,321,716

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three months periods		Six months periods
	ended June 30		ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Net revenue	776,608	1,836,524	1,978,044	3,557,909
Cost of revenue	(675,204)	(906,233)	(1,485,353)	(1,875,282)
Gross profit	101,404	930,291	492,691	1,682,627

Operating expenses:
Administration expenses	(127,498)	(214,355)	(282,693)	(408,287)
Selling and distribution expenses	(31,078)	(44,871)	(50,410)	(87,157)
Loss from operations	(57,172)	671,065	159,588	1,187,183

Other income / (expenses)
Gain on foreign exchange	-	-	16,317	-
Gain on disposal of fixed assets	-	4,003	-	11,208
Other income	1,769	3,050	46,178	3.056
Interest income	13	-	24	-
Interest expenses	(15.469)	(25,889)	(21,668)	(47,468)

(Loss)/profit before taxation	(70,859)	652,229	200,439	1,153,979
Taxation	-	-	-	-
Net (loss)/profit before uncontrolled interest	(70,859)	652,229	200,439	1,153,979

Uncontrolled interest	-	-	-	-
Net (loss)/profit	(70,859)	652,229	200,439	1,153,979

Other comprehensive income
Foreign currency translation gain	(8,135)	-	(8,135)	-
Comprehensive loss	(78,994)	652,229	192,304	1,153,979

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *	692,917,816	558,779,837	625,849,431	558,779,837
*
Weighted average number of shares used to compute basic and diluted loss per share for the three months ended June 30, 2012 and 2011 are the same since the effect of dilutive securities are anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Retained	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Profits	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$

Balance at December 31,2009 and January 1, 2010	558,779,837	583,107	-	2,461	-	767,942	-	1,353,510
Options granted	-	-	-	-	-	-	-	-
Comprehensive income	-	-	-	155,439	-	-	-	155,439
Issuance of shares for acquisition of subsidiaries	-	-	-	-	-	-	-	-
Gain on disposal of subsidiary	-	-	-	-	-	-	-	-
Net profit	-	-	-	-	-	71,390	-	71,390

Balance at December 31, 2010 and January 1, 2011	558,779,837	583,107	-	157,900	-	839,332	-	1,580,339
Options granted	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	(51,442)	-	-	-	(51,442)
Shares to be issued for acquisition of share investments	-	-	-	-	-	-	-	-
Net profit	-	-	-	-	-	355,678	-	355,678
Balance at December 31, 2011	558,779,837	583,107	-	106,458	-	1,195,010	-	1,884,575
Issuance of shares for service	-	-	-	-	-	-	-	-
Issuance of shares for acquisition of Legal Acquirer	554,843,459	1,997,436	-	-	-	-	-	1,997,436
Share to be issued for acquisition of share investment	-	-	-	-	52,510	-	-	52,510
Comprehensive loss	-	-	-	(8,135)	-	-	-	(8,135)
Net profits	-	-	-	-	-	200,439	-	200,439
Balance at June 30, 2012	1,113,623,296	2,580,543	-	98,323	52,510	1,395,449	-	4,126,825

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)
	For the Six Months ended June 30 2012	For the Six Months ended June 30 2011
	US$	US$

Cash flows from operating activities:
Net profit	200,439	1,153,979
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	17,719	34,786
Loss on disposal of fixed assets	-	8,776
(Increase) / decrease in assets:
Trade receivable	335,763	288,462
Prepaid expenses, deposit and other receivables	(1,368,787)	(851,188)
Due from related parties	(8,013)	-
(Increase) / decrease in liabilities:
Trade payable	719,535	(56,888)
Other payable and accrued expenses	(76,071)	(15,643)
Terms loan (short term)	35,370	(34,316)
Trade financing payables	(31,171)	(375,336)
Obligation under finance lease (short term)	28,697	43,031
Tax payables	90,675	-
Due to directors and officers	(133,016)	(34,594)
Due to related parties	297,717	-
Terms loan (long term)	(89,569)	-
Obligation under finance lease (long term)	35,639	(83,804)
Net cash provided by operating activities	54,927	77,265

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	20,676	-
(Purchase) / disposal of property and equipment	(91,307)	20,864
Net cash (used in) / provided by investing activities	(70,631)	20,864

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	-	-

Net cash provided by financing activities	-	-

Net (decrease) / increase in cash and cash equivalents	(15,704)	98,129
Effect of exchange rate changes on cash and cash equivalents	(8,135)	74,436
Cash and cash equivalents - net, beginning	81,387	(120,883)

Cash and cash equivalents - net, ending	57,548	51,682

Supplemental disclosure of cash flow information:
Interests paid	21,668	47,468

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
China Media Group Corporation (the "Company") ("China Media") is a Texas corporation, incorporated on October 1, 2002.

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

In May 2009, the Company and its subsidiaries ("the Group") established a 50/50 joint venture company, ATC Marketing Limited, which is to be in the business of marketing and distributing of convergent multimedia communication and internet devices.

The Group will be engaged in the media and advertising business, focusing mainly in China, and the marketing and distribution of convergent devices and the sale and marketing of organic fertilizers and produce. During the period, the Group recorded sales in the provision of advertising services.

On June 8, 2012, the Group acquired 100% equity interest of A-Team Resources Sdn. Bhd. (A-Team), a distributor of electronics and light appliances, at a consideration price of $2,011,607 by the issuance of 558,779,837 shares in the Company. A-Team was treated as the acquirer for accounting purpose since the orginal stockholders of A-Team owned a majority (51%) of the shares of China Media's common stock immediately following the completion of the transaction. A-Team was the legal acquiree but deemed to be the accounting acquirer, China Media was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (A-Team). Historical stockholders' equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company's consolidated financial statements include the assets and liabilities, the operations and cash flow of the Company and its subsidiaries.
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein below, there has been no other material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company Form 10-K filed with the Securities and Exchange Commission.

On June 11, 2012 and June 14, 2012, the Company has filed Form 8-K and Form 8-K/A to effect a reversed merger between the Company and A-Team at June 8, 2012. The Company's consolidated financial statements include the assets and liabilities, the operations and cash flow of A-Team before the transaction and the Company and its subsidiaries after the transactions.

In the opinion of management, all adjustments (consisting of normal recurring accruals and the reverse acquisition) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full.
Basis and business presentation

China Media Group Corporation. ("CMG" or the "Registrant"), a public traded and holding company was incorporated under the laws of the State of Texas in October 2002.  In connection with the consummation of the reverse merger transaction on June 8, 2012 with A-Team Resources Sdn. Bhd., a Malaysia corporation ("ATeam"), the accounting acquirer (see below).  The historical financial statements are those of ATeam, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the "Company" or "CMG" or "we" or "us" or "our") are to CMG, the Registrant and its wholly or majority owned subsidiaries unless otherwise differentiated.  The Company is now engaged in the business of distributing electronics and light appliances.

The unaudited condensed financial statements for the six months ended June 30, 2012 include the financial statements of the Company, ATeam, and its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. The Company consolidated all the above subsidiaries including the two 50% ownership companies during the period of control because of the sole largest shareholding status and/or controlling of the Board of Directors with effect from June 8, 2012 after the completion of the reverse merger with A-Team.

The results of subsidiaries acquired or sold during the year are consolidated or deconsolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.
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
Net Income (Loss) per Share

Basic earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share for the year ended December 31, 2011 and 2010 are not presented as it would be anti-dilutive.
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
Property & equipment
Property & equipment is stated at costs. Depreciation are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Leasehold improvements	5 years
Furniture, fixture and equipment	5 years
Motor vehicles	5 - 10 years
Office equipment	2 - 5 years
Moulds	5 years

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Impairment of Non-Financial Assets

The Company evaluates all of its long-lived assets, such as motor vehicles, furniture and fittings, office equipment, mould, renovation and other intangibles, for impairment in accordance with ASC 360, Property, Plant and Equipment, when events or changes in circumstances warrant such a review. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an adjustment to fair value is required.
Borrowing Costs
All borrowing costs are recognised in statement of income when incurred. Borrowing costs consist of interest and other costs that the Company incurred in connection with the borrowing of funds.
Lease
(a)	Finance Lease

Finance leases, which transfer to the Company substantially all the risks and rewards incidental to ownership of the leased item, are capitalised at the inception of the lease at the fair value of the leased asset or, if lower, at the present value of the minimum lease payments. Any initial direct costs are also added to the amount capitalised. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged to the statement of comprehensive income. Contingent rents, if any, are charged as expenses in the periods in which they are incurred.

Leased assets are depreciated over the estimated useful life of the asset. However, if there is no reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the estimated useful life and the lease term.
(b)	Operating Lease

Operating lease payments are recognised as an expense in statement of income on a straight-line basis over the lease term. The aggregate benefit of incentives provided by the lessor is amortised as a reduction of rental expense over the lease term on a straight-line basis.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Income Taxes
(a)	Current Tax

Current tax assets and liabilities are measured at the amount expected to be recovered from or paid to the taxation authorities. The tax rates and tax laws used to compute the amount are those that are enacted or substantively enacted by the reporting date.

Current taxes are recognised in the statement of income except to the extent that the tax relates to items recognised outside the statement of income, either in other income or directly in equity.
(b)	Deferred Tax

Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date. The Company records a valuation allowance for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realised.
Contingent Liabilities

A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognised because it is not probable that an outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

Revenue The Company recognises its revenue in accordance with the ASC 605 Revenue Recognition which codified Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognised upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Provision for Doubtful Debts

An impairment loss is recognised when there is objective evidence that a financial asset is impaired. Management specifically reviews its receivables financial assets and analyses historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customer payment terms when making a judgment to evaluate the adequacy of the allowance for impairment losses. Where there is objective evidence of impairment, the amount and timing of future cash flows are estimated based on historical loss experience for assets with similar credit risk characteristics. If the expectation is different from the estimation, such difference will impact the carrying value of receivables.
Fair Value Measurements and Disclosure

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
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of June 30, 2012, the comprehensive income was $98,323.
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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2012, the Company has incurred a retained earning totalling $1,395,449 and its current liabilities exceed its current assets by $229.013. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Common Stock
On June 8, 2012, the Company issued 558,779,837 shares in the Company in consideration of the acquisition of 100% equity interests in A-Team.
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
As of June 30, 2012, the Company has 19,000,000 stock options outstanding and the option liability is $236,504.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended June 30, 2012:
Options outstanding
Outstanding, December 31, 2011	19,000,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
Outstanding, June 30, 2012	19,000,000

Following is a summary of the status of options outstanding at June 30, 2012:

Outstanding Options			Exercisable Options
___________________			_____________________________
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	2.79	$0.010	19,000,000	$0.00

On April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of June 30, 2012, there were 19,000,000 outstanding stock options.
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
No shares were issued under the registration statement on Form S-8 during the year 2008-2010.
In May 2012, the company issued 711,009 shares to it consultant for this services.

No shares were issued under the registration statement on Form S-8 during the year 2009 and 2008. As at June 30, 2012 there were 31,877,681 shares available underlying stock options under the 2007 Stock Incentive Plan.
NOTE 6	CASH AND CASH EQUIVALENTS
Cash and cash equivalents are summarized as follows:
(a) The fixed deposits with licensed banks bear interest rate at 3% per annum. (b) Cash and cash equivalents comprise of the following as at the end of the reporting period:

		June 30 2012	December 31 2011
		US$	US$

Cash and bank balances		26,740	15,600
Fixed deposits with licensed banks	(a)	67,532	67,580
		94,272	81,387
Less: Restricted cash	(b)	(67,532)	(57,395)
Bank overdraft		(36,724)	-
		(9,984)	23,992

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7	TRADE RECEIVABLES
	June 30 2012	December 31 2011
	US$	US$

Trade receivables	2,660,847	1,819,683
Trade receivables owed by a corporation in which a Director has a financial interests	20,759	1,197,686
	2,681,606	3,017,369
Less: Allowance for impairment losses	-	-
	2,681,606	3,017,369

Trade receivables are non-interest bearing and the normal credit terms range from 30 to 90 days (2011: 30 to 90 days) terms. Other credit terms are assessed and approved on a case-by-case basis.

The Company has no significant concentration of credit risk that arises from exposure to a single debtor or to groups of debtors.

NOTE 8	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		June 30 2012	December 31 2011
		US$	US$

Advance to supplier	(a)	255,355	-
Due from investment company	(b)	56,439	-
Due from director of subsidiary company		7,977	-

		319,771	-

a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"), a minority shareholder of our subsidiary company.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
	June 30 2012	December 31 2011
	US$	US$

Other receivables	1,445,525	372
Deposits	37,371	25,302
Prepayments	113,301	113,381
	1,596,197	139,055

NOTE 10	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	June 30 2012	December 31 2011
	US$	US$
Cost
Leasehold improvements	79,298	79,298
Furniture, fixtures and equipment	149,934	149,934
Computers	-	-
Motor vehicles	181,778	181,778
Moulds	4,225	4,225
	415,235	415,235
Additional cost:
Leasehold improvements	-	-
Furniture, fixtures and equipment	5,707	-
Computers	100,278	-
Motor vehicles	47,951	-
Moulds	-	-
	569,171	415,235
Accumulated depreciation	(411,302)	(331,330)

Balance at end of period	157,869	83,905

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:
*	Within one month of signing the agreement, one million shares of the Company;
*	Within one month of receiving the prototype devices, one million shares of the Company;
*	Within one month of receiving the product from commercial production, two million shares of the Company; and
*	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.
The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.
NOTE 12	INVESTMENT IN SHARES

Investment in shares relates to acquisition of 5% interests in AdvanceTech Communications Sdn. Bhd. ("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. Pursuant to the agreement, the Company shall issue the 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012.
NOTE 13	TRADE PAYABLES
	June 30 2012	December 31 2011
	US$	US$

Trade payables	763,732	44,197
Trade payables owed by a corporation in which a Director has a financial interests	-	-

	763,732	44,197
These amounts are non-interest bearing. Trade payables are normally settled on 30 to 90 days (2011: 30-90 days) terms..
NOTE 14	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		June 30 2012	December 31 2011
		US$	US$

Accruals		72,802	170,165
Accrued salaries and wages		134,210	-
Accrued accounting, legal and consulting fee		243,926	-
Other payables	(a)	143,024	128,369
Tax payables		90,675	90,739
Other creditors	(b)	59,705	-
Sundry creditors	(b)	62,223	-
Deposit from customers		19,632	-

Balance at end of period / year		826,197	389,273

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.
b)	These amounts are non-interest bearing. Other payables are normally settled on an average terms of 6 months.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15	TERM LOANS

	June 30 2012	December 31 2011
	US$	US$
Current portion:
Not later than one (1) year	216,400	181,030

Non-current portion:
later than one (1) year and not later than two (2) years	185,020	194,788
later than two (2) years and not later than five (5) years	-	79,801
	185,020	274,589

	401,420	455,619
The term loan provided by Alliance Bank Malaysia Berhad is secured by the followings : -
(i)	Pledged of Company's fixed deposit;
(ii)	Guarantee by a third party corporation in which the Directors have financial interest;
(iii)	Notice of assignment and receivables finance agreement; and
(iv)	Joint and several guarantee by the Directors of the Company.
The interest rates to the facility is fixed at 1.00 percentage points above the lenders' base lending rates.
The term loan is repayable by 36 equal monthly installment of USD17,971 (RM 57,000) per month.

NOTE 16	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $422,692 as of June 30, 2012 (December 31, 2011: $133,027).

NOTE 17	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		June 30 2012	December 31 2011
		US$	US$

Due to shareholders	(a)	897,555	-
Due to directors of subsidiary companies	(b)	289,841	-
Due to former directors of the company	(c)	873,584	-

		2,060,980	-

(a)	The amounts due to beneficial shareholders are unsecured, repayable on demand and are interest free except for the $50,000 which bears interests at 6% per annum.
(b)	The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.
(c)	The amount due to former directors of the company is interest free, unsecured and repayable on demand.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	TRADE FINANCING PAYABLES
Trade financing payables for the financial period ended June 30, 2012 and December 31, 2011 which bear interest at 2.0 percentage points above the lender's base lending rates are secured as follows:-
(i)	Acceptance of the Facility Offer Letter;
(ii)	Execution of the Receivables Finance Agreement; and
(iii)	Jointly and severally guaranteed by a Director of the Company and a third party.
Trade financing payables are normally settled on 30 to 90 days (2011 : 30 to 90 days) terms.
NOTE 19	OBLIGATIONS UNDER FINANCE LEASES

	June 30 2012	December 31 2011
	US$	US$
Minimum lease payments:
Not later than one (1) year	63,140	30,332
Later than one (1) year but not later than five (5) years	108,028	68,512

Total minimum lease payments	171,168	98,844
Less: Future interest charges	(27,478)	(19,490)

Present value of minimum lease payments	143,690	79,354

Repayable as follows:
Not later than one (1) year	53,130	24,433
Later than one (1) year and not later than five (5) years	90,560	54,921

	143,690	79,354
The effective rates implicit in the lease is range between 4.76% to 7.30% (2011 : 4.76% to 7.30%) per annum.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20	SHAREHOLDER LOAN
	June 30 2012	December 31 2011
	US$	US$

Shareholder Loan	2,000,000
The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2013.
NOTE 21	RELATED COMPANY TRANSACTIONS
During the six months ended June 30, 2012 the Group had purchased USD1,449,246 of good and storage services of USD3,031 from a company that the shareholders has financial interests.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22	INCOME TAXES

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

A reconciliation between the income tax computed at Malaysia, Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2011	2010

Malaysia statutory rate	25%	25%
Valuation allowance - Malaysia rate	25%	25%
Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	25%	25%
Valuation allowance - PRC rate	(25%)	(25%)

Provision for income tax	-	-

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into two operating units - Trading of electronics and light appliances and advertising. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Trading of Electronics and Light Appliances		Advertising		Consolidated
	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011	2012	2011
	US$	US$	US$	US$	US$	US$
Turnover	1,978,044	3,557,909	0	0	1,978,044	3,557,909

Segment results	492,691	1,682,627	0	0	492,691	1,682,627

Unallocated corporate income					62,519	14,264
Unallocated corporate expenses					(333,103)	(495,444)

Loss from operations					222,107	1,201,447
Finance costs					(21,668)	(47,468)

Loss for the period					200,439	1,153,979

					As at June 30
					2012	2011
ASSETS
Segment assets	10,652,815	3,803,655	425,689	0	11,078,504	3,803,655
Unallocated corporate assets					244,760	91,766
Consolidated total assets					11,323,264	3,895,421

LIABILITIES
Segment liabilities	2,037,986	1,015,789	577,169	0	2,615,155	1,015,789
Unallocated corporate liabilities					4,581,284	70,878
Consolidated total liabilities					7,196,439	1,086,667

Depreciation of fixed assets	17,694	34,786	24	0	17,718	34,786

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24	COMMITMENTS AND CONTINGENCIES
(a)
The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the six months ended June 30, 2012 was $32,105.

Future minimum rental payments under non-cancelable operating leases for the three month ended June 30, 2012 are $62,254.

(b)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 9.
(c)
As disclosed in Note 16 above, the Company has agreed to issue 2,205,376 shares for the acquisition of 5% of ATC. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012.
NOTE 25	SUBSEQUENT EVENTS
(a)
The Group has evaluated all subsequent events through August 20, 2012, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

The Company conducts its advertising business through Ren Ren Media Group Limited, its wholly owned subsidiary company in Hong Kong. For its trading in mobile convergent devices, it will trade through a 50/50 joint venture subsidiary company ATC Marketing Limited. For the Millennium Development Goals Program, we conduct this business through our 50% owned subsidiary company Beijing RenRen Health Culture Promotion Co., Limited.

On June 8, 2012, Good World, CMG and ECE Technologies Sdn. Bhd. closed the sales and purchase agreement for Good World to acquire 100% equity interests in A-Team Resources Sdn. Bhd. ("Acquisition"), a privately held Malaysian corporation ("ATeam") that is in the consumer electronics and light appliances businesses for 558,779,837 shares in the Company, representing 51% of the then enlarged share capital of the Company. Immediately after the transaction closed, ECE transferred 200,000,000 shares in the Company to independent third parties, and ECE then held 358,779,837 shares representing about 31.62% equity interests in the Company.

The transaction has been accounted for in substance as a reverse acquisition of the Company by ATeam since the stockholders of ATeam owned a majority of the Company's voting power immediately following the Acquisition and ATeam management has assumed operational, management and governance control.  For accounting purposes, ATeam shall be the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Ateam, the accounting acquirer, immediately following the consummation of the reverse merger.

OUR BUSINESS. Prior to the acquisition of the consumer electronics and light appliances business, our mission was to become one of China's new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. Today, with the acquisition of the consumer electronics and light appliances businesses which will bring us the major revenue source to the Company now, our business focus will be on the development of this business segment to further strengthen our Products and Services business unit.

We have now reorganized our business units to two business units mainly "Products and Services" and "Telecommunications and Mobile Computing" business units and with less focus on the "Advertising" business unit unless we have the necessary resources to pursue opportunities in this business segment.

As discussed above in June 2012, the Group acquired 100% equity interests in ATeam, a distributor of electronics and light appliances. This acquisition will strengthen the Products and Services division by providing for sale a range of products in the electronic and light appliance segment and possibly extending the marketing to new markets in China and India. ATeam will also provide a steady revenue base and operations to the Group.

ATeam was established in 2001 specialized in the manufacturing and assembling of home appliances products (white goods). Currently ATeam is operating from Selangor, which is located in the central part of Western Malaysia. Their main markets are in North America, Southeast Asia, Africa, Oceania, Mid East and Eastern Asia.

2012 Products & Services Overview

Although we have established 4 business units, going forward, we will only focus activities in two of them; those are "Telecommunication and Mobile" and "Product Services". A brief review and description of these two business units' strategies and operations are described below.

Products Services Units

Our goal is to build brand recognition on our product range and to take advantage of our contacts networks, distribution channels and trading partners. We will leverage on our advertising platform, if and when available, to develop our own brand names for select products. This will uniquely position our product and services for brand awareness as well as develop a long term business unit that will serve both consumers and industrial markets.

In June 2012, we completed the acquisition of ATeam, a company that trades and distributes consumer electronics and light appliances. ATeam has a range of products and some under its own brand name of ECE, Maco and ATech. ATeam's products are currently being sold and distributed in Malaysia, Indonesia, Thailand, Vietnam, Singapore, Sri Lanka, South Africa, Middle East countries, and in India Sub-Continent. The growth of ATeam will be in the developing countries and we will look for opportunities to sell ATeam's range of products to China.

ATeam trades and distributes washing machines, chest freezers, wine and display chillers, and refrigeration-based products.

ATeam was established in 2001 specialised in the trading and distribution of home appliances products (white goods). Currently, the Group is operating from Selangor, which is located in the central part of Malaysia

During the period of review, products and services division soldwashers, freezers and chillers to South East Asia,, India, Africa and Middle East  markets.

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

Marketing & Sales Overview

PRODUCTS SERVICES UNIT

For our Products Services unit, we will focus on building on ATeam's existing products, markets and distribution channels. We also plan to focus on opening the India and China markets and develop additional products. We expect our major revenue generation will be from this business unit in the coming future.

TELECOMMUNICATION UNIT

There are many competitors in the market place offering a variation of the M.A.G.I.C W3, however very few that offers full computer operability in full Windows 7 OS with phone functionality. With the emergence of newer convergent device technologies, there is an opportunity for us to offer convergent devices and applications and solutions that have more functionality than traditional mobile devices. The new devices are easier to integrate with existing data and video applications and systems, and are easier to maintain and administer. We believe that the rate of adoption of convergent device and its applications and solutions by corporate executives and innovative applications will accelerate the adaptation of our M.A.G.I.C. Convergent device is going to deliver more secure, and more functional in internet-based applications. We believe mobile executives will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

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

ADVERTISING UNIT

Our plan is to work with advertising agents in Hong Kong and Guangdong initially to work on a plan to secure some outdoor media boards with the limited resources available to the Group. We will discuss with our contacts in Hong Kong and China regarding securing outdoor media boards. We plan to co-operate with international advertising firms to place out the advertising on ad/sign placements on either an agent or outsourced basis. We will recruit a team to manage the 10 largest cities in China where we would secure, manage and administer ad/sign placements for these cities. For the other cities we will look for partners or agents to work with us to secure ad/sign placements. Once we have certain ad/sign placements network for the second-tier cities, we will approach advertising agencies to sell these ad/sign placements to their customers.  This will require resources commitments and the Group will only pursue business in this unit if the right opportunities arise where our commitment is not onerous but strategically synergistic.

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

Strategy

As stated above, our strategy is to build a business that takes advantage of the advertising platform for our products. We have acquired a product line of consumer electronics and light appliances to enter the emerging markets like India and the Middle East and China. Our strategy will be to utilize our advertising platform to build our brand and our name in these markets for quality products. Continued development and innovation will ensure our relevance far into the future. Both our brand and our products will continue to evolve becoming more known for quality products as these emerging markets develops will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $57,548 as of June 30, 2012; decrease from the previous period end of December 31, 2011. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.
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

Results of operation.
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2011

REVENUES.

For the three months period ended June 30, 2012, the Group has realized revenue of $776,608 and a cost of revenue of $675,204, achieving a gross profit of $101,404. For the three month period ended June 30, 2011, the Group has realized revenue of $1,836,524 and a cost of revenue of $906,233 achieving a gross profit of $930,291. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions. Depending upon the availability of operating capital, we intend to expand our operations in the next 12 months.

For the six months period ended June 30, 2012, the Group has realized revenue of $1,978,044 and a cost of revenue of $1,485,353, achieving a gross profit of $492,691. For the six month period ended June 30, 2011, the Group has realized revenue of $3,557,909 and a cost of revenue of $1,875,282 achieving a gross profit of $1,682,627. We hope to generate additional revenues when we begin to receive contracts from clients or through acquisitions.

OPERATING EXPENSES.

For the three months period ended June 30, 2012, our gross profit was $101,404 and our total operating expenses were $158,576, all of which were selling, general and administrative expenses. We also had $15,469 in interest expenses, $13 in interest income and $1,769 in other income, so that the net loss to our shareholders for the three months period ended June 30, 2012 was $70,859. This is in comparison to the same period ended June 30, 2011, where our gross profit was $930,291 and our total operating expenses were $259,226, all of which were selling, general and administrative expenses. We also had $25,889 in interest expenses, $4,003 in gain on disposal of fixed assets and $3,050 in other income , so that the net profit to our shareholders for the three months period ended June 30, 2011 was $652,229.

For the six months period ended June 30, 2012, our gross profit was $492,691 and our total operating expenses were $333,103, all of which were selling, general and administrative expenses. We also had $21,668 in interest expenses, $24 in interest income and $16,317 in gain of foreign exchange and $46,178 in other income, so that the net profit to our shareholders for the six months period ended June 30, 2012 was $200,439. This is in comparison to the same period ended June 30, 2011, where our gross profit was $1,682,627 and our total operating expenses were $495,444, all of which were selling, general and administrative expenses. We also had $47,468 in interest expenses $11,208 in gain on disposal of fixed assets and $3,056 in other income, so that the net profit to our shareholders for the six months period ended June 30, 2011 was $1,153,979.

Liquidity and Capital Resources

As at June 30, 2012, the Company had cash and cash equivalents totaling $94,272, other current assets of $4,597,574 and non-current assets totaling $6,631,418 which were represented by $157,869 in fixed assets, $68,932 in distribution rights and $81,556 in investment in shares and $6,323,061 in goodwill. The total assets of the Company were $11,323,264 as of June 30, 2012. We also had current liabilities of $4,920,859 which were represented by $36,724 in cash and cash equivalents, $826,197 in other payables and accruals, $763,732 in trade payables, $422,692 due to directors and officers, $2,060,980 due to related parties, $236,504 in option liabilities, $304,500 in trade financing payables, $53,130 in obligation under finance lease, $216,400 in fixed loan as of June 30, 2012. We also had $2,000,000 in long-term shareholders loan and $185,020 in fixed loan, $90,560 in obligation under finance lease as of June 30, 2012, made our total liabilities $7,196,439.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2012.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended June 30, 2012 the Company incurred net losses of $70,859 and has retained earnings of $1,395,449 as at June 30, 2012. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers and to start out its advertising business. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors
Not applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Mine Safety Disclosures
Not applicable
Item 5.	Other Information
None.
Item 6.	Exhibits
Exhibit No.	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. And ATC Marketing Limited(6)
2.2	Sale and Purchase Agreement between Good World Investments Limited, Tidewell Limited and the Company(7)
2.3	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (9)
2.4	Sale and Purchase Agreement between Good World Investments Limited and Keen Star International (HK) Limited (8)
2.5	Sale and Purchase Agreement between Good World Investments Limited and ECE Technologies Sdn. Bhd. (10)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.2	Bylaws (1)
10.3	2002 Stock Option Plan (3)
10.4	2007 Stock Incentive Plan (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 22, 2010.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 14, 2011.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012..
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
China Media Group Corporation
a Texas corporation

/s/ Mohd Mahyudin bin Zainal
---------------------------------------
Mohd Mahyudin bin Zainal
Chief Executive Officer

China Media Group Corporation
a Texas corporation

/s/Mohd Suhaimi bin Rozali
---------------------------------------
Mohd Suhaimi bin Rozali
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ MohdMahyudin bin Zainal	August 20, 2012
--------------------------------------------
Mohd Mahyudin bin Zainal
Its:	Principal executive officer,
President, Director
By:	/s/ Norlizah binti Zainal	August 20, 2012
--------------------------------------------
Norlizah binti Zainal
Its:	Chief technology officer,
Director
By:	/s/ Con Unerkov	August 20, 2012
--------------------------------------------
Con Unerkov
Its:	Director

By:	/s/ Mohd Suhaimi bin Rozali	August 20, 2012
--------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary,
Treasurer
By:	/s/ Mohd Khairudin Bin Ramli	August 20, 2012
--------------------------------------------
Mohd Khairudin Bin Ramli
Its:	Director
By:	/s/ Lam Pui Kit	August 20, 2012
--------------------------------------------
/s/ Lam Pui Kit
Its:	Director