Form 10-Q
period 2012-09-30
China Media Group CORP
filed 2012-11-20
CIK 1211211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly three month period ended September 30, 2012

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

Tel: +011 852 3171 1208 Fax: +011 852 3007 8368
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

Yes [    ]   No[ x ]

The number of common equity shares outstanding as of October 31, 2012 was 1,113,623,296 shares of Common Stock, no par value.

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

China Media Group Corporation
Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)
(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011
Condensed Consolidated Statements of Operations for the three months and nine months period ended September 30, 2012 and 2011
Condensed Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011 and 2010, and for the nine months period ended September 30, 2012
Condensed Consolidated Statements of Cash Flows for the nine months periods ended September 30, 2012 and 2011
Notes to Condensed Consolidated Financial Statements

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
		September 30 2012	December 31 2011
	Notes	(Unaudited)	(Audited)
ASSETS		US$	US$
Current Assets:
Cash and cash equivalents	6	112,097	23,992
Restricted cash	6	-	57,395
Trade receivables	7	3,487,175	3,017,369
Due from related parties	8	326,855	-
Prepayments, deposit and other receivables	9	239,438	139,055
Total current assets		4,165,565	3,237,811

Non-current assets:
Property and equipments, net	10	142,473	83,905
Advance payment for distribution rights	11	68,932	-
Investment in shares	12	81,556	-
Goodwill		6,323,061	-
Total non-current assets		6,616,022	83,905

Total assets		10,781,587	3,321,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	6	1,636	-
Trade payables	13	46,724	44,197
Other payables and accruals	14	699,046	298,534
Short term debt	15	224,532	181,030
Due to officer and directors	16	422,722	133,027
Due to related parties	17	2,183,061	-
Trade finance payables	18	228,475	335,671
Taxation payable		124,005	90,739
Obligations under finance lease	19	55,366	24,433
Option liabilities		236,504	-
Total current liabilities		4,222,071	1,107,631

Long-term debts:
Obligations under finance leases	19	82,130	54,921
Term loans	15	191,973	274,589
Shareholder loans	20	2,000,000	-
		2,274,103	329,510

Total liabilities		6,496,174	1,437,141

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2011: 558,779,837) shares issued and outstanding	4	2,580,543	583,107
Shares to be issued		52,510	-
Comprehensive income		173,553	106,458
Retained profits		1,478,807	1,195,010
Total stockholders' equity		4,285,413	1,884,575

		10,781,587	3,321,716

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three months periods		Nine months periods
	ended September 30		ended September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Net revenue	578,218	1,897,032	2,556,262	5,454,941
Cost of revenue	(306,832)	(821,193)	(1,792,185)	(2,696,475)
Gross profit	271,386	1,075,839	764,077	2,758,466

Operating expenses:
Administration expenses	(111,684)	(152,702)	(394,377)	(560,990)
Selling and distribution expenses	(24,599)	(30,430)	(75,009)	(117,587)
Profit from operations	135,103	892,707	294,691	2,079,889

Other income / (expenses)
Gain on foreign exchange	-	-	16,317	-
Gain on disposal of fixed assets	-	7,479	-	18,687
Other income	(1,502)	203	44,676	3,259
Interest income	-	-	24	-
Interest expenses	(50,243)	(16,340)	(71,911)	(63,808)

Profit before taxation	83,358	884,049	283,797	2,038,027
Taxation	-	-	-	-
Net profit before uncontrolled interest	83,358	884,049	283,797	2,038,027

Uncontrolled interest	-	-	-	-
Net profit	83,358	884,049	283,797	2,038,027

Other comprehensive income
Foreign currency translation gain	75,230	-	67,095	-
Comprehensive income	158,588	884,049	350,892	2,038,027

Basic and diluted profit per common share	0.00	0.00	0.00	0.00

Basic and diluted weighted average number of common shares *	1,113,623,296	558,779,837	789,627,116	558,779,837
*
Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months ended September 30, 2012 and 2011 are the same since the effect of dilutive securities are anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

		Common	Additional					Total
		Stock	Paid-in	Comprehensive	Shares to	Retained	Uncontrolled	Stockholders'
	Shares	Amount	Capital	Income	be issued	Profits	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$

Balance at December 31,2009 and January 1, 2010	558,779,837	583,107	-	2,461	-	767,942	-	1,353,510
Comprehensive income	-	-	-	155,439	-	-	-	155,439
Net profit	-	-	-	-	-	71,390	-	71,390

Balance at December 31, 2010 and January 1, 2011	558,779,837	583,107	-	157,900	-	839,332	-	1,580,339
Comprehensive loss	-	-	-	(51,442)	-	-	-	(51,442)
Net profit	-	-	-	-	-	355,678	-	355,678
Balance at December 31, 2011 and January 1, 2012	558,779,837	583,107	-	106,458	-	1,195,010	-	1,884,575
Issuance of shares for service	-	-	-	-	-	-	-	-
Issuance of shares for acquisition of Legal Acquirer	554,843,459	1,997,436	-	-	-	-	-	1,997,436
Share to be issued for acquisition of share investment	-	-	-	-	52,510	-	-	52,510
Comprehensive income	-	-	-	67,095	-	-	-	67,095
Net profits	-	-	-	-	-	283,797	-	283,797
Balance at September 30, 2012	1,113,623,296	2,580,543	-	173,553	52,510	1,478,807	-	4,285,413

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
	For the Nine Months ended September 30 2012	For the Nine Months ended September 30 2011
	US$	US$
Cash flows from operating activities:
Net profit	283,797	2,038,027
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	34,001	48,141
Loss on disposal of fixed assets	-	8,776
(Increase) / decrease in assets:
Trade receivable	(469,806)	414,217
Prepaid expenses, deposit and other receivables	(12,028)	(1,236,597)
Due from related parties	(15,097)	-
(Increase) / decrease in liabilities:
Trade payable	2,527	(780,774)
Other payable and accrued expenses	(112,547)	(36,390)
Terms loan (short term)	43,502	(111,884)
Trade financing payables	(107,196)	49,686
Obligation under finance lease (short term)	30,933	51,680
Tax payables	124,005	1,298
Due to directors and officers	(132,986)	(38,701)
Due to related parties	419,798	-
Terms loan (long term)	(82,616)	-
Obligation under finance lease (longterm)	27,209	(83,804)
Net cash provided by operating activities	33,496	323,675

Cash flows from investing activities:
Acquisition of subsidiary, net of cash	20,676	-
Purchase of property and equipment	(92,193)	20,864
Net cash (used in) / provided by investing activities	(71,517)	20,864

Cash flows from financing activities :
Issue of shares for acquisition of subsidiary	-	-

Net cash provided by financing activities	-	-

Net (decrease) / increase in cash and cash equivalents	(38,021)	344,539
Effect of exchange rate changes on cash and cash equivalents	67,095	(142,584)
Cash and cash equivalents - net, beginning	81,387	(120,883)

Cash and cash equivalents - net, ending	110,461	81,072

Supplemental disclosure of cash flow information:
Interests paid	50,243	47,468

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	ORGANIZATION
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

In June 2012, the Group acquired 100% equity interest of A-Team Resources Sdn. Bhd., a distributor of electronics and light appliances, at a consideration price of $2,011,607 by the issuance of 558,779,837 shares in the Company.
The Group is engaged in the distribution of electronics and light appliances and the marketing and distribution of contingent devices. During the quarter ended September 30, 2012, the Group recorded sales in the distribution of electronics and light appliances products.
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

The unaudited condensed financial statements for the period ended September 30, 2012 include the financial statements of the Company, ATeam, and its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. The Company consolidated all the above subsidiaries including the two 50% ownership companies during the period of control because of the sole largest shareholding status and/or controlling of the Board of Directors with effect from June 8, 2012 after the completion of the reverse merger with A-Team.

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
Borrowing Costs
All borrowing costs are recognized in statement of income when incurred. Borrowing costs consist of interest and other costs that the Company incurred in connection with the borrowing of funds.
Lease
(a)	Finance Lease

Finance leases, which transfer to the Company substantially all the risks and rewards incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased asset or, if lower, at the present value of the minimum lease payments. Any initial direct costs are also added to the amount capitalized. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged to the statement of comprehensive income. Contingent rents, if any, are charged as expenses in the periods in which they are incurred.

Leased assets are depreciated over the estimated useful life of the asset. However, if there is no reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the estimated useful life and the lease term.

(b)	Operating Lease

Operating lease payments are recognized as an expense in statement of income on a straight-line basis over the lease term. The aggregate benefit of incentives provided by the lessor is amortized as a reduction of rental expense over the lease term on a straight-line basis.

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

Current taxes are recognized in the statement of income except to the extent that the tax relates to items recognized outside the statement of income, either in other income or directly in equity.
(b)	Deferred Tax

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Contingent Liabilities

A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that an outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Provision for Doubtful Debts

An impairment loss is recognized when there is objective evidence that a financial asset is impaired. Management specifically reviews its receivables financial assets and analyses historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customer payment terms when making a judgment to evaluate the adequacy of the allowance for impairment losses. Where there is objective evidence of impairment, the amount and timing of future cash flows are estimated based on historical loss experience for assets with similar credit risk characteristics. If the expectation is different from the estimation, such difference will impact the carrying value of receivables.
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
Revenue Recognition

The Company recognizes its revenue in accordance with the ASC 605 "Revenue Recognition" which codified Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Foreign Currency Translation

The accounts of the Company's Hong Kong and China subsidiaries are maintained, in the Hong Kong dollars (HK) and Chinese Renminbi, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income. As of September 30, 2012, the comprehensive income was $52,510.
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
Recently Issued Standards

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Recently Issued Standards (continued)

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables ("FASB ASC Topic 310"). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification? (Codification) Topic 310, Receivables, clarify the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements ("repos") and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification? (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)
Recent Pronouncements (Continued)
Accounting Standards Issued But Not Yet Effective

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification? (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.
Reclassifications
Certain comparative amounts have been reclassified to conform to the current period's presentation.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2012, the Company has a retained earning totaling $1,478,807 and its current liabilities exceed its current assets by $56,506. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
As of September 30, 2012, the Company has 19,000,000 stock options outstanding and the option liability is $236,504.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)
Following is a summary of the activities of the 2002 Stock Option Plan for the period ended September 30, 2012:
Options outstanding
Outstanding, December 31, 2011	19,000,000
Granted during the period	-
Forfeited/lapsed during the period	-
Exercised during the period	-
Outstanding, September 30, 2012	19,000,000

Following is a summary of the status of options outstanding at September 30, 2012:

Outstanding Options			Exercisable Options
___________________			_____________________________
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	2.54	$0.010	19,000,000	$0.00

On April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of September 30, 2012, there were 19,000,000 outstanding stock options.
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

No shares were issued under the registration statement on Form S-8 during the year 2009 and 2008. As at September 30, 2012 there were 31,877,681 shares available underlying stock options under the 2007 Stock Incentive Plan.
NOTE 6	CASH AND CASH EQUIVALENTS
Cash and cash equivalents are summarized as follows:
(a) The fixed deposits with licensed banks bear interest rate at 3% per annum. (b) Cash and cash equivalents comprise of the following as at the end of the reporting period:

		September 30 2012	December 31 2011
		US$	US$

Cash and bank balances		112,097	13,807
Fixed deposits with licensed banks	(a)	-	67,580
		112,097	81,387
Less: Restricted cash	(b)	-	(57,395)
Bank overdraft		(1,636)	-
		110,461	23,992

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7	TRADE RECEIVABLES
	September 30 2012	December 31 2011
	US$	US$

Trade receivables	1,368,876	1,819,683
Trade receivables owed by a corporation in which a Director has a financial interests	2,118,299	1,197,686
	3,487,175	3,017,369
Less: Allowance for impairment losses	-	-
	3,487,175	3,017,369

Trade receivables are non-interest bearing and the normal credit terms range from 30 to 90 days (2011: 30 to 90 days) terms. Other credit terms are assessed and approved on a case-by-case basis.

The Company has no significant concentration of credit risk that arises from exposure to a single debtor or to groups of debtors.

NOTE 8	DUE FROM RELATED PARTIES
Due from related parties are summarized as follows:
		September 30 2012	December 31 2011
		US$	US$

Advance to supplier	(a)	255,438	-
Due from investment company	(b)	71,417	-
Due from director of subsidiary company	(c)	-	-

		326,855	-

a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"), a minority shareholder of our subsidiary company.
b)	Due from investment company is an amount due from a company in which our director Mr. Con Unerkov is a shareholder.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES
	September 30 2012	December 31 2011
	US$	US$

Other receivables	83,555	372
Deposits	38,325	25,302
Prepayments	117,558	113,381
	239,438	139,055

NOTE 10	PROPERTY AND EQUIPMENT, NET
Property and equipment is summarized as follows:
	September 30 2012	December 31 2011
	US$	US$
Cost
Leasehold improvements	79,298	79,298
Furniture, fixtures and equipment	149,934	149,934
Computers	-	-
Motor vehicles	181,778	181,778
Moulds	4,225	4,225
	415,235	415,235
Additional cost:
Leasehold improvements	-	-
Furniture, fixtures and equipment	5,707	-
Computers	101,164	-
Motor vehicles	47,951	-
Moulds	-	-
	570,057	415,235
Accumulated depreciation	(427,584)	(331,330)

Balance at end of period	142,473	83,905

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11	ADVANCE PAYMENT FOR DISTRIBUTION RIGHTS

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
Investment in shares relates to acquisition of 5% interests in AdvanceTech Communications Sdn. Bhd. ("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. Pursuant to the agreement, the Company shall issue the 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012 which is still outstanding at the date of this report.
NOTE 13	TRADE PAYABLES
September 30 2012	December 31 2011
US$	US$

46,724	44,197
These amounts are non-interest bearing. Trade payables are normally settled on 30 to 90 days (2011: 30-90 days) terms.
NOTE 14	OTHER PAYABLES AND ACCRUALS
Other payables and accruals are summarized as follows:
		September 30 2012	December 31 2011
		US$	US$

Accruals		154,245	170,165
Accrued salaries and wages		24,909	-
Accrued accounting, legal and consulting fee		247,426	-
Other payables	a	162,804	128,369
Other creditors	b	57,021	-
Sundry creditors	b	33,002	-
Deposit from customers		19,639	-

Balance at end of period / year		699,046	298,534

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties.
b)	These amounts are non-interest bearing. Other payables are normally settled on an average terms of 6 months.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15	TERM LOANS

	September 30 2012	December 31 2011
	US$	US$
Current portion:
Not later than one (1) year	224,532	181,030

Non-current portion:
later than one (1) year and not later than two (2) years	191,973	194,788
later than two (2) years and not later than five (5) years	-	79,801
	191,973	274,589

	416,505	455,619
The term loan provided by Alliance Bank Malaysia Berhad is secured by the followings : -
(i)	Pledged of Company's fixed deposit;
(ii)	Guarantee by a third party corporation in which the Directors have financial interest;
(iii)	Notice of assignment and receivables finance agreement; and
(iv)	Joint and several guarantee by the Directors of the Company.
The interest rates to the facility is fixed at 1.00 percentage points above the lenders' base lending rates prevailing in Malaysia.
The term loan is repayable by 36 equal monthly installment of USD17,971 (RM 57,000) per month.

NOTE 16	DUE TO OFFICERS AND DIRECTORS

The amounts due to directors and officers are interests free, unsecured and repayable on demand. The balance of due to directors and officers is $422,722 as of September 30, 2012 (December 31, 2011: $133,027).

NOTE 17	DUE TO RELATED PARTIES
Due to related parties are summarized as follows:
		September 30 2012	December 31 2011
		US$	US$

Due to shareholders	(a)	959,205	-
Due to directors of subsidiary companies	(b)	333,914	-
Due to former directors of the company	(c)	889,942	-

		2,183,061	-

(a)	The amounts due to beneficial shareholders are unsecured, repayable on demand and are interest free except for the $50,000 which bears interests at 6% per annum.
(b)	The amount due to directors of subsidiary companies is interest free, unsecured and repayable on demand.
(c)	The amount due to former directors of the company is interest free, unsecured and repayable on demand.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18	TRADE FINANCING PAYABLES
Trade financing payables for the financial period ended September 30, 2012 and December 31, 2011 which bear interest at 2.0 percentage points above the lender's base lending rates prevailing in Malaysia are secured as follows:-
(i)	Acceptance of the Facility Offer Letter;
(ii)	Execution of the Receivables Finance Agreement; and
(iii)	Jointly and severally guaranteed by a Director of the Company and a third party.
Trade financing payables are normally settled on 30 to 90 days (2011: 30 to 90 days) terms.
NOTE 19	OBLIGATIONS UNDER FINANCE LEASES

	September 30 2012	December 31 2011
	US$	US$
Minimum lease payments:
Not later than one (1) year	65,513	30,332
Later than one (1) year but not later than five (5) years	97,897	68,512

Total minimum lease payments	163,410	98,844
Less: Future interest charges	(25,914)	(19,490)

Present value of minimum lease payments	137,496	79,354

Repayable as follows:
Not later than one (1) year	55,366	24,433
Later than one (1) year and not later than five (5) years	82,130	54,921

	137,496	79,354
The effective rates implicit in the lease is range between 4.76% to 7.30% (2010 : 4.76% to 7.30%) per annum.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20	SHAREHOLDER LOAN
	September 30 2012	December 31 2011
	US$	US$

Shareholder Loan	2,000,000
The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on November 25, 2013.
NOTE 21	RELATED COMPANY TRANSACTIONS

The Company agreed to pay directors and officers a monthly salary for services performed. For the three months ended September 30, 2012 and 2011, the Company paid the directors and its officers and their services companies a total remuneration of $1,351 and $1,348, respectively.

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2010, and bears interest of 8% per annum. On November 25, 2009 the repayment of the loan was extended for a further two years to November 25, 2012. On March 19, 2012 the loan was extended for a further one year to November 25, 2013. The accrued interest for the three months and nine months ended September 30, 2012 was $40,000 and $120,000 respectively.

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

A reconciliation between the income tax computed at the Malaysia, Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2011	2010

Malaysia statutory rate	25%	25%
Valuation allowance - Malaysia rate	25%	25%
Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	25%	25%
Valuation allowance - PRC rate	(25%)	(25%)

Provision for income tax	-	-

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23	SEGMENT REPORTING

Business Segments

For management purposes, the Group currently organized into two operating units -Trading of electronics and light appliances and advertising. Turnover represents the net amounts received and receivable for goods sold or services provided by the Group during the period. These units are the basis on which the Group reports its primary segment information.

Segment information about these businesses is presented below.

	Trading of Electronics and Light Appliances		Advertising		Consolidated
	For the nine months ended Sep 30,		For the nine months ended Sep 30,		For the nine months ended Sep 30,
	2012	2011	2012	2011	2012	2011
	US$	US$	US$	US$	US$	US$
Turnover	2,556,262	5,454,941	-	-	2,556,262	5,454,941

Segment results	764,077	2,758,466	-	-	764,077	2,758,466

Unallocated corporate income					61,107	21,946
Unallocated corporate expenses					(469,386)	(678,577)

Profit from operations					355,708	2,101,835
Finance costs					(71,911)	(63,808)

Profit for the period					283,797	2,038,027

					As at Sep 30
					2012	2011
ASSETS
Segment assets	10,103,517	4,035,865	404,131	-	10,507,648	4,035,865
Unallocated corporate assets					273,939	119,580
Consolidated total assets					10,781,587	4,155,445

LIABILITIES
Segment liabilities	1,073,468	627,259	585,182	-	1,658,650	627,259
Unallocated corporate liabilities					4,837,524	30,092
Consolidated total liabilities					6,496,174	657,351

Depreciation of fixed assets	33,909	48,141	92	-	34,001	48,141

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24	COMMITMENTS AND CONTINGENCIES
(a)
The Company leases office premises for its operations in United States and Hong Kong under operating leases. Rental expenses under operating lease for the three month ended September 30, 2012 was $43,929.

Future minimum rental payments under non-cancelable operating leases for the three month ended September 30, 2012 are $50,893.

(b)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 9.
(c)
As disclosed in Note 16 above, the Company has agreed to issue 2,205,376 shares for the acquisition of 5% of ATC. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012 which is still outstanding as at the date of this report.
NOTE 25	SUBSEQUENT EVENTS
(a)
The Group has evaluated all subsequent events through November 15, 2012, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

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

The Company conducts its advertising business through Ren Ren Media Group Limited, its wholly owned subsidiary company in Hong Kong. For its trading in mobile convergent devices, it will trade through a 50/50 joint venture subsidiary company ATC Marketing Limited. For the Millennium Development Goals Program, we conduct this business through our 50% owned subsidiary company Beijing Ren Ren Health Culture Promotion Co., Limited.

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

The transaction has been accounted for in substance as a reverse acquisition of the Company by ATeam since the stockholders of ATeam owned a majority of the Company's voting power immediately following the Acquisition and ATeam's management has assumed operational, management and governance control.  For accounting purposes, ATeam shall be the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Ateam, the accounting acquirer, immediately following the consummation of the reverse merger.

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

As discussed above, in June 2012, the Group acquired 100% equity interests in ATeam, a distributor of electronics and light appliances. This acquisition will strengthen the Products and Services division by providing for sale a range of products in the electronic and light appliance segment and possibly extending the marketing to new markets in China and India. ATeam will also provide a steady revenue base and operations to the Group.

ATeam was established in 2001 specialized in the manufacturing and assembling of home appliances products (white goods). Currently ATeam is operating from Selangor, which is located in the central part of Western Malaysia. Their main markets are in North America, Southeast Asia, Africa, Oceania, Mid East and Eastern Asia.

2012 Products & Services Overview

Although we have established 2 business units, those are "Telecommunication and Mobile" and "Product Services". A brief review and description of these two business units' strategies and operations are described below.

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

In June 2012, we completed the acquisition of ATeam, a company that manufactures and distributes consumer electronics and light appliances. ATeam has a range of products and some under its own brand name of ECE, Maco and ATech. ATeam's products are currently being sold and distributed in Malaysia, Indonesia, Thailand, Vietnam, Singapore, Sri Lanka, South Africa, Middle East countries, and in India Sub-Continent. The growth of ATeam will be in the developing countries and we will look for opportunities to sell ATeam's range of products to China.

ATeam produces washing machines, chest freezers, wine and display chillers, and refrigeration-based products. It has a manufacturing plant located at Port Klang, Selangor, Malaysia on a piece of land with an area of 110,000 square feet which houses a factory with a built-up of 60,000 square feet. It has a work force of 30 workers.

ATeam was established in 2001 specialised in the manufacture, assembling and distribution/trading of home appliances products (white goods). Currently, the Group is operating from Selangor, which is located in the central part of Malaysia

During the period of review, products and services division sold washers, freezers and chillers to South East Asia,, India, Africa and Middle East markets and the revenue recorded for this division was $578,218 for the three months ended September 30, 2012.

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

We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Group. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We have received the first prototype of the M.A.G.I.C. W3 by Q3 in October 2012 but we have requested additional units for technical due diligence. Subject to satisfactory technical review, we expect to launch the commercial product in of 2013. There has been no other significant update for the M.A.G.I.C. W3. No revenue was recorded for this 3 months ended September 30, 2012.

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

Advertising Unit

Our plan is to work with advertising agents in Hong Kong and Guangdong initially to work on a plan to secure some outdoor media boards with the limited resources available to the Group. We will discuss with our contacts in Hong Kong and China regarding securing outdoor media boards. We plan to co-operate with international advertising firms to place out the advertising on ad/sign placements on either an agent or outsourced basis. We will recruit a team to manage the 10 largest cities in China where we would secure, manage and administer ad/sign placements for these cities. For the other cities we will look for partners or agents to work with us to secure ad/sign placements. Once we have certain ad/sign placements network for the second-tier cities, we will approach advertising agencies to sell these ad/sign placements to their customers.  This will require resources commitments and the Group will only pursue business in this advertising unit if the right opportunities arise where our commitment is not onerous but strategically synergistic.

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

We have cash and cash equivalents net of bank overdraft, of $110,461 as of September 30, 2012; increase from the previous period end of December 31, 2011. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.
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

Results of operation.
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2011

REVENUES.

For the three months period ended September 30, 2012, the Group has realized revenue of $578,218 and a cost of revenue of $306,832, achieving a gross profit of $271,386. For the three month period ended September 30, 2011, the Group has realized revenue of $1,897,032 and a cost of revenue of $821,193 achieving a gross profit of $1,075,839.

For the nine months period ended September 30, 2012, the Group has realized revenue of $2,556,262 and a cost of revenue of $1,792,185, achieving a gross profit of $764,077. For the nine month period ended September 30, 2011, the Group has realized revenue of $5,454,941 and a cost of revenue of $2,696,475 achieving a gross profit of $2,758,466.

OPERATING EXPENSES.

For the three months period ended September 30, 2012, our gross profit was $271,386 and our total operating expenses were $136,283, of which $111,684 was general and administrative expenses and $24,599 was selling expenses. We also had $50,243 in interest expenses and $1,502 in other expenses, so that the net profit to our shareholders for the three months period ended September 30, 2012 was $83,358. This is in comparison to the same period ended September 30, 2011, where our gross profit was $1,075,839 and our total operating expenses were $183,132, of which $152,702 was general and administrative expenses and $30,430 was selling expenses. We also had $16,340 in interest expenses, $7,479 in gain on disposal of fixed assets and $203 in other income, so that the net profit to our shareholders for the three months period ended September 30, 2011 was $884,049.

For the nine months period ended September 30, 2012, our gross profit was $764,077 and our total operating expenses were $469,386, of which $394,377 was general and administrative expenses and $75,009 was selling expenses. We also had $71,911 in interest expenses, $24 in interest income and $44,676 in other income and $16,317 in foreign exchange gain, so that the net profit to our shareholders for the nine months period ended September 30, 2012 was $283,797. This is in comparison to the same period ended September 30, 2011, where our gross profit was $2,758,466 and our total operating expenses were $678,577, of which $560,990 was general and administrative expenses and $117,587 was selling expenses. We also had $63,808 in interest expenses $18,687 in gain on disposal of fixed assets and $3,259 in other income, so that the net profit to our shareholders for the nine months period ended September 30, 2011 was $2,038,027.

Liquidity and Capital Resources

As at September 30, 2012, the Company had cash and cash equivalents totaling $112,097, after deduction $1,636 bank overdraft, the net cash balance was $110,461, other current assets of $4,165,565 and non-current assets totaling $6,616,022 which were represented by $142,473 in fixed assets, $68,932 in distribution rights and $81,556 in investment in shares and $6,323,061 in goodwill. The total assets of the Company were $10,781,587 as of September 30, 2012. We also had current liabilities of $4,222,071 which were mainly represented by $699,046 in accruals, $46,724 in trade payables, $422,722 due to directors and officers, $2,183,061 due to related parties, $236,504 in option liabilities, $228,475 in trade financing payables, $224,532 in term loan -short term as of September 30, 2012. We also had $2,000,000 in long-term shareholders loan and $191,973 in fixed loan, $82,130 in obligation under finance lease as of September 30, 2012, made our total liabilities $6,496,174.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue to operate in fiscal 2012.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced decrease in revenue and operations in recent periods. For the three months ended September 30, 2012 the Company recorded net profit of $83,358 and has retained earning of $1,478,807 as at September 30, 2012. The current liabilities exceeded current assets by $56,506 as at September 30, 2012. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment. In addition, the Company is seeking to expand its revenue base by adding new customers. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.
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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 1A	Risk Factors
Not required.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Mine Safety Disclosures
Not Applicable.
Item 5.	Other Information
None.
Item 6.	Exhibits
Exhibit No.	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. And ATC Marketing Limited(6)
2.2	Sale and Purchase Agreement between Good World Investments Limited, Tidewell Limited and the Company(7)
2.3	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (9)
2.4	Sale and Purchase Agreement between Good World Investments Limited and Keen Star International (HK) Limited (8)
2.5	Sale and Purchase Agreement between Good World Investments Limited and ECE Technologies Sdn. Bhd. (10)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.2	Bylaws (1)
10.3	2002 Stock Option Plan (3)
10.4	2007 Stock Incentive Plan (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on September 22, 2010.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 14, 2011.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012..
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
By:	/s/ MohdMahyudin bin Zainal	November 19, 2012
--------------------------------------------
Mohd Mahyudin bin Zainal
Its:	Principal executive officer,
President, Director
By:	/s/ Norlizah binti Zainal	November 19, 2012
--------------------------------------------
Norlizah binti Zainal
Its:	Chief financial officer,
Director
By:	/s/ Con Unerkov	November 19, 2012
--------------------------------------------
Con Unerkov
Its:	Secretary, Treasurer,
Director
By:	/s/ Mohd Suhaimi bin Rozali	November 19, 2012
--------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary,
Treasurer, Director
By:	/s/ Mohd Khairudin Bin Ramli	November 19, 2012
--------------------------------------------
Mohd Khairudin Bin Ramli
Its:	Director
By:	/s/ Lam Pui Kit	November 19, 2012
--------------------------------------------
/s/ Lam Pui Kit
Its:	Director