Form 10-K
period 2012-12-31
China Media Group CORP
filed 2014-01-10
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

------------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

------------------------------------------------------------

Commission File Number: 000-50431

CHINA MEDIA GROUP CORPORATION

------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)

No. 55 Jalan Snuker 13/28, Tadisma Business Park, Section 13, 40100 Shah Alam, Selangor, Malaysia	N/A
(Address of Company's principal executive offices)	(Zip Code)

Tel: +60355197079    Fax: +60355190839

(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------ None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (626,816,368 shares) of the registrant based upon the per share closing price of $0.0130 on December 31, 2012 was approximately $8,148,613.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of November 30, 2013, there were 1,113,623,296 no par value common stock of the Company issued and outstanding.

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
References to the "Clixster Mobile" means Clixster Mobile Sdn. Bhd., a company incorporated in Malaysia that is a mobile virtual network operator (MVNO) and principally engaged in providing cellular and mobile broadband services in Malaysia.

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

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	39

SIGNATURES	41

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

The transaction has been accounted for in substance as a reverse acquisition of the Company by ATeam since the stockholders of ATeam owned a majority of the Company's voting power immediately following the Acquisition and ATeam ' s management has assumed operational, management and governance control. For accounting purposes, ATeam shall be the accounting acquirer and or the surviving entity. Accordingly, the historical financial statements are those of Ateam, the accounting acquirer, immediately following the consummation of the reverse merger.

As announced in the Form 8K filed on October 30, 2013 the Company entered into a conditional sales and purchase agreement ("SP Agreement") to acquire 63.2% equity interests in Clixster Mobile for a consideration of new issuance of 10,193,609,664 shares at a price of US$0.01 per share in CMG which represented approximately 90% of the enlarged issued share capital of CMG to the vendors of the SP Agreement.

This SP Agreement is conditional upon the satisfactory due diligence determined by both the Company as purchaser and the vendors to the transaction on or before January 31, 2014 (amended "Long Stop Date"). If either the Company or the vendors are not satisfied with their due diligence prior to the Long Stop Date or any later date as agreed by the parties, the transaction will be cancelled with no effect.

Pursuant to the SP Agreement, the Company shall dispose all of its subsidiary companies prior to the close of the transaction.

If the SP Agreement is successfully closed and CMG issues the above consideration shares to the Vendors, the Vendors shall be the new controlling shareholder of the Company. As at the date of this report, this transaction has not closed.

Clixster Mobile, a private company incorporated in Malaysia, is a mobile virtual network operator and principally engaged in providing cellular and mobile broadband services.

OUR BUSINESS REVIEW AND FUTURE STRATEGY. The consumer electronics and light appliances buisness in 2012 faced with a very competive enviornment from other low costs manufacturer. The management took the view to restructure and rationalize the operation so that it can face the challenges ahead. In the first half of 2013, the Group rationalize the trading operation for consumer electronics and light appliances products with a view to reduce costs. To a certain extent it was successful however, we were not able to be competitive in face of the competitive environment.

In October 2013, the Company entered into the SP Agreement to acquire Clixster Mobile, a MVNO company engages in the provisioning of cellular and mobile broadband services in Malaysia. The provisioning of cellular and mobile broadband business is an exciting and growth industry as more people rely on the mobile network to enhance their daily lives. Thus if this acquisition closes it will change the direction of the Company from a trading in consumer electronics and light appliances to a service company providing cellular and mobile data services. This transaction has not closed as at the date of this report. Therefore the review of operation and business contained in this report as set out below will focus on the existing business of trading in consumer electronics and light appliances.

OUR BUSINESS. Prior to the acquisition of the consumer electronics and light appliances business in 2012, our mission was to become one of China's new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. However, with the acquisition of the consumer electronics and light appliances businesses which will bring us the major revenue source to the Company now, our business focus will be on the development of this business segment to further strengthen our Products and Services business unit.

We have reorganized our business units to two business units mainly "Products and Services" and "Telecommunications and Mobile Computing" business units and with less focus on the "Advertising" business unit unless we have the necessary resources to pursue opportunities in this business segment.

As discussed above, in June 2012, the Group acquired 100% equity interests in ATeam, a distributor of electronics and light appliances. This acquisition strengthened the Products and Services division by providing for sale a range of products in the electronic and light appliance business segment and possibly extending the marketing to new markets in China and India. ATeam will also provide a steady revenue base and operations to the Group.

ATeam was established in 2004 specialized in the manufacturing and assembling of home appliances products (white goods). ATeam is operating from Selangor, which is located in the central part of Western Malaysia. Their main markets are in Southeast Asia, Africa, Mid East and Eastern Asia.

2012 Products & Services Overview

Although we have established 2 business units, those are "Telecommunication and Mobile" and "Product Services". A brief review and description of these two business units' strategies and operations are described below.

We intend to leverage on our advertising platform, if and when it is set up, to develop our own brand names for select products. This will uniquely position our product and services for brand awareness as well as develop a long term business unit that will serve both consumers and industrial markets.

In June 2012, we completed the acquisition of ATeam, a company that distributes consumer electronics and light appliances. ATeam has a range of products and some under its own brand name of ECE, Maco and ATech. ATeam's products are currently being sold and distributed in Malaysia, Indonesia, Thailand, Vietnam, Singapore, Sri Lanka, South Africa, Middle East countries, and in India Sub-Continent. The growth of ATeam will be in the developing countries and we will look for opportunities to sell ATeam's range of products to China.

ATeam markets and sells washing machines, chest freezers, wine and display chillers, and refrigeration-based products manufactured by Total E&E Industries Sdn. Bhd., a company owned by certain directors of ATeam.

ATeam was established in 2001 specialised in the distribution and trading of home appliances products (white goods). Currently, the Group is operating from Selangor, which is located in the central part of Malaysia.

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

We have secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong. M.A.G.I.C. is a next generation convergent device that has the full capabilities of a notebook computer shrink to a size of a PDA phone. In 2009, we have also entered into a joint venture with AdvanceTech Communications Sdn. Bhd. ("ATC") to market and distribute the devices developed by ATC worldwide other than the countries already under distribution by the Group. The current device under development, M.A.G.I.C. W3 is being positioned as the high end convergent device for professionals running special applications. We expect the M.A.G.I.C. W3 to enter the information and advertising sector of the mobile phone market. We have received the first prototype of the M.A.G.I.C. W3 in October 2012 but we have requested additional units for technical due diligence. At the date of this report, we are still waiting for the upgraded W3 units. There has been no other significant update for the M.A.G.I.C. W3. No revenue was recorded for year ended December 31, 2012.

Marketing & Sales Overview

Products Services Unit

For our Products Services unit, we will focus on building on ATeam's existing products, markets and distribution channels. We also plan to focus on opening the India and China markets and develop additional products. We expect our major revenue generation will be from this business unit in the coming future.

Telecommunication Unit

There are many competitors in the market place offering a variation of the M.A.G.I.C W3 now and the market place is getting more crowded. With the emergence of newer convergent device technologies, there is an opportunity to offer convergent devices with applications and solutions that have more functionality than traditional mobile devices. The new devices are easier to integrate with existing data and video applications and systems, and are easier to maintain and administer. We believe that the rate of adoption of convergent device and its applications and solutions by corporate executives and innovative applications will accelerate the adaptation of our M.A.G.I.C. Convergent device, once commercially available. We believe mobile executives will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

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

Advertising Unit

Our plan is to work with advertising agents in Hong Kong and Guangdong initially to work on a plan to secure some outdoor media boards with the limited resources available to the Group. We will discuss with our contacts in Hong Kong and China regarding securing outdoor media boards. We plan to co-operate with international advertising firms to place out the advertising on ad/sign placements on either an agent or outsourced basis. We will recruit a team to manage the 10 largest cities in China where we would secure, manage and administer ad/sign placements for these cities. For the other cities we will look for partners or agents to work with us to secure ad/sign placements. Once we have certain ad/sign placements network for the second-tier cities, we will approach advertising agencies to sell these ad/sign placements to their customers.  This will require resources commitments and the Group will only pursue business in this advertising unit if the right opportunities arise where our commitment is not onerous but strategically synergistic. For the current period under review, we have not re-started this business unit.

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

There are many competitors in the market place offering a variation of the M.A.G.I.C W3. With the emergence of newer convergent device technologies, the convergent devices product line has become more competitive with an every growing list of convergent mobile devices with new functionality. The new devices are easier to integrate with existing data and video applications and systems, and are easier to maintain and administer. We believe that the rate of adoption of convergent device and its applications and solutions by corporate executives and innovative applications will accelerate the adaptation of our M.A.G.I.C. Convergent device, once commercially available. We believe mobile executives will recognize the benefit of having notebook functionality in a handheld device combined with video and data capabilities.

The washing machines, chest freezers, wine and display chillers, and refrigeration-based products are a competitive industry with many brands in the market place. Since we have been in the markets in Southeast Asia, Middle East and in the Indian sub continent, our established sales channels and products have certain recognition in the market place.

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

Employees

As of the date of this report, we have 22 full time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

Facilities

During the period under review, we lease and occupy 1,500 square feet of office space in Hong Kong for our executive and administrative office at a cost of about $3,760 per month. The lease expires in April 2013 after which we have moved our administrative office to Malaysia. Currently, we are operating in Jalan Ikan Mata Duyong, Off Jalan Telok Gong, Mukim Klang, Selangor, Malaysia with an area of 2,000 square feet. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 1A. RISK FACTORS

Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our Common Stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

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

We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we may need to raise additional funds, from equity or debt sources. Our cash requirements are substantial and our current financial position is insufficient to meet our cash needs in the future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current or planned levels. In addition, any failure to raise additional funds in the future may result in our inability to successfully secure our business platform, take advantage of business opportunities or respond to competitive pressures, any of which circumstances could have a material adverse effect on our financial condition and results of operations.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

We will need to raise additional funds to pay outstanding debts, vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with our distributors for the consumer electronics and light appliances business. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

The consumer electronics and light appliance business started in early 2000 and the advertising business stated in August 2006. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

ATeam has generated profits for the past few years, however it has come under competitive price pressure recently which the management is rationalizing the operation in order to be competitive and to build up the customer base for future years.The advertising and mobile devices operations in April 2006 with a very limited operating history for these operations due to the lack of operating and financial resources. Our operating results to date relate principally to trading in consumer electronics and light appliances, and mobile devices. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future operations in Malaysia and China. Due to our limited history and limited resources, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from anticipated transactions. If our consumer electronics and light appliances, advertising and mobile device business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and to the market price of our stock may decline.

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

Our principal focus is on our advertising and mobile device and products services businesses. We have closed the acquisition of ATeam and other potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2012. Even when we close acquisitions like ATeam, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

We face significant competition and may suffer from a loss of users and customers as a result.

We expect to face significant competition in our consumer electronics and light appliances, convergent mobile devices, and advertising business, particularly from other companies that seek to provide similar products and services. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for users, customers, distributors, media channels and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.

We believe that recognition of our brand will contribute significantly to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of consumers and customers. As our market becomes increasingly competitive, maintaining and enhancing our brand will depend largely on our ability to be a advertising leader in China and a electronics and light appliances distributor in Malaysia, which may be increasingly difficult and expensive.

We may face intellectual property infringement claims and other related claims that could be time-consuming and costly to defend and may result in our inability to continue providing certain of our existing services.

Electronics, technology and advertising companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property, particularly in China and Malaysia, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for electronics and technologies, including seeking patent protection. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in China, Malaysia and elsewhere in Asia for resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include in its annual report a management report on such company's internal controls over financial reporting which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2011. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal financial controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal financial controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our Common Stock.

If we fail to attract customers for our advertising and convergent device business our growth prospects could be seriously harmed.

Our distributors will not work with us if the consumer electronics and light appliances, and convergent device do not sell well or do not have adequate sales margin for their sales channels. In addition, our advertising customers will not maintain their business relationships with us if we cannot secure attractive ad/sign placements. Failure to retain advertisers, customers, distributors or channel partners could seriously harm our business and growth prospects.

Because we primarily rely on distributors in distributing M.A.G.I.C. Convergent Devices, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business.

Once the M.A.G.I.C. is commercially available for distribution, we will rely heavily on a nationwide distribution network of third-party distributors for sales to, and collection of payment from, our corporate and consumer customers. If our distributors do not provide quality services to our consumer customers or otherwise breach their contracts with our consumer customers, we may lose customers and our results of operations may be materially and adversely affected. We will sign distributing agreements with our distributors, although we may not sign any long-term agreements with them, but we cannot assure that we can maintain favorable relationships with them. Our distribution arrangements will be non-exclusive. Furthermore, some of our potential distributors may have contracts with our competitors or potential competitors and may not sign distribution agreements with us. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

We may not be able to manage our expanding operations effectively.

We commenced our mobile device and advertising services operations in early 2006. We anticipate continuous developing of our business in 2013 as we focus growth in our customer base and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and results of operations.

Global economic conditions could have a negative effect on our business and results of operations like the global economic downturn in 2008 when economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Since then the global credit and liquidity have tightened in much of the world. Some of our customers in Southeast Asia and China may face business downturn and credit issues, and could experience cash flow problems and other financial hardships, which could affect timeliness of doing business with us.

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

The success of our business depends on the continuing contributions of Mohd Mahyudin bin Zainal and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of Mr. Mohd Mahyudin bin Zainal, director and CEO of our Company and Ms. Norlizah binti Zainal, our Chief Technology Officer, as well as several other management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. We do not currently maintain any "key man" life insurance with respect to any of such individuals.

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

We have no business insurance coverage.

We do not have any business liability or disruption insurance coverage for our operations in China and Malaysia. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers. If these economic conditions are prolonged or deteriorate further, the market for layaway services will decrease accordingly.

Our Company has experience, and continues to experience, rapid growth in operations, which has placed, and will continue to place, significant demands on its management, operational and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company's brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

Our Company's business faces inherent risk in the electronics and light appliances industry.

Our Group's business is subject to certain risks inherent in the electronics and light appliances industry. Our Group's revenue and operating results could be adversely affect by many factors which include, amongst others, changes in general economic, business and credit conditions, fluctuation in foreign exchange rates, changes in demand for and market acceptance of our products and services, our ability to introduce new products and services and enhancements in a timely manner, rapid technological changes, increase in operating expenses, lower profit margins due to pricing competition and delay in expansion plans.

Our Group seeks to limit these business risks through, inter-alia prudent management policies, keeping abreast with new developments and technologies in the relevant industries and maintaining good relationship with customers and suppliers. However there can be no assurance that any changes in these factors will not have any material adverse effect on our Group's business.

Our Company's business faces competition from local and foreign competitors.

Our Group faces competition from both local and foreign competitors which offer similar products that of our Group offerings. Increased competition could result in competitive pricing resulting in lower profit margins. However, our Group believes that we have competitive edge over our competitors; including amongst others, quality products from our suppliers, access to R&D capabilities and technological expertise acquired over the years.

Our Group seeks to limit the competitive risks through, inter-alia constant review of our development and marketing strategies to adapt to changes in economic conditions and market demands as well as focusing on certain markets and industries. However, there can be no assurance that our Group will be able to compete effectively against our competitors and that competitive pressure will not materially and adversely affect our Group's business, operations and results and or financial condition.

Risks Relating to Our Organization and Our Common Stock

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We may not be able to attract the attention of major brokerage firms.

Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our Company.

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

*	changes in our industry;
*	competitive pricing pressures;
*	our ability to obtain working capital financing;
*	additions or departures of key personnel;
*	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;
*	sales of our Common Stock;
*	our ability to execute our business plan;
*	operating results that fall below expectations;
*	loss of any strategic relationship;
*	regulatory developments;
*	economic and other external factors; and
*	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our Common Stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our Common Stock. We cannot predict how liquid the market for our Common Stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our Common Stock on either the NYSE Amex Equities, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our Common Stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our Common Stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our Common Stock is currently a "penny stock," which may make it more difficult for our investors to sell their shares.

Our Common Stock is currently and may continue in the future to be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose Common Stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Mr. Mohd Mahyudin bin Zainal, our CEO and Director, and his siblings Ms. Norlizah binti Zainal, our CTO and Director, and Ms. Norjannah binti Zainal beneficially owns or holds the proxies for a substantial portion of our outstanding Common Stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Mr. Mohd Mahyudin bin Zainal and his siblings beneficially owns and holds the proxies for approximately 32% of our outstanding Common Stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our Common Stock.

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

As our advertising and convergent devices business gets started, we expect a significant portion of our business operations to be conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by governmental control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS, Avian Flu or another epidemic or outbreak. China reported a number of cases of H5N9 in March/April 2013. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other governmental regulations adopted in response may require temporary closure of Internet cafes, which is one of the avenues where users could access our websites, or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Our subsidiaries and affiliates are subject to restrictions on paying dividends and making other payments to us and we do not intend to pay cash dividends in the future.

When our advertising and convergent devices business starts in China, we expect to increasingly rely on dividend payments from our subsidiaries and or affiliated entities in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries and affiliated entities in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations for certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiaries or affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If either we or our subsidiaries is unable to receive all of the revenues from our operations through these contractual or dividend arrangements we may be un able to declare dividends on our Common Stock. Moreover, we do not intend to pay cash dividends in the future, but to use any earnings to develop and grow our business.

We may be subject to foreign exchange controls in the PRC.

Our PRC subsidiary is subject to PRC rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises ("FIEs") are required to apply to SAFE for "Foreign Exchange Registration Certificate" for FlEs. With such registration certifications (which need to be renewed annually), FlEs are allowed to open foreign currency accounts including the "recurrent account" and the "capital account". Currently, conversion within the scope of the "recurrent account" can be effected without requiring the approval of SAFE. However, conversion of currency in the "capital account" (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Our operations and business may be adversely affected if conversion of currency in the "capital account" is not approved by the SAFE.

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

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

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

We will conduct a portion our business through subsidiaries and affiliated entities based in China. Our operations in China are governed by PRC laws and regulations. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedent value.

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

The PRC government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our advertising and mobile convergent devices develop, we expect to derive a percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and or our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our Common Stock.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and significant appreciation of the RMB against the U.S. dollar. As our advertising and convergent devices business develops, a portion of our revenues and costs will be denominated in RMB, while a significant portion of our financial assets may be denominated in U.S. dollars. We expect to rely significantly on dividends and other fees paid to us by our subsidiaries and or affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our Common Stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

RISKS RELATED TO THE ELECTRICAL AND ELECTRONICS SECTOR IN MALAYSIA

Electrical and electronics sector is not homogeneous and therefore has its own life cycle and is difficult to track

The Electrical and Electronics (E&E) sector is not homogeneous, covering a wide range of products and technologies including consumer electronics, semiconductors, personal computers, RF (radio frequency) and Wireless Systems, Test and Measurement as well as Light Emitting Diodes (LEDs). This diversity makes the sector difficult to track, as each of these technologies, individually, has its own life cycle, value supply chain, and accordingly issues and challenges. While the focus thus far has been on individual companies and their needs, there is a strong need to look at these companies as part of a technology platform ecosystem and understand how the activities can be expanded, integrated and linked to the local economy, so that a more holistic picture of the ecosystem emerges.

The industry is dominated by the MNCs and the role of local companies has largely been confined to being vendors, suppliers or outsourcing partners. Despite this sector being in Malaysia for more than 35 years, there is no internationally acclaimed Malaysian company in this field. The role of local vendors, largely in the fields of metalworking (machining, mould and die, stamping) and plastics (injection molding) and packaging and testing has been challenged by the practice of international procurement, driven by processes such as e-Bidding and Approved Vendor lists. Inability to secure long-term steady revenue and faced with cyclical demand that requires considerable staying power, many local companies shifted into other areas of business or downsized.

Rapid technological developments can render the present technology utilised by E & E companies obsolete

Rapid technological developments can render the present technology utilised by E & E companies obsolete and result in the inability of these companies to compete effectively. Realising that technology is a vital component in product development and manufacturing, such companies should provide for continuous research and development to ensure that its products maintain a high standard and quality suitable for its clients' brand names. The research and development undertaken also encompasses improvement to product design, material and finished goods development.

Increase competition in China will have downward pressure on our pricing, business and profitability.

The WTO, AFTA and other regional arrangements will further liberalize trade, intensifying competition both in the domestic as well as international markets. The strong emergence of China in the global economy will also increase competition, particularly for the common exports of both countries.

At the firm and industry levels, initiatives must be taken to increase productivity so as to reduce the cost of production and raise the quality of the product or service. This will require firms to upgrade their technology by introducing new machinery and raising technological capability. Efforts towards this end must also be complemented by increasing labour productivity through continuous skill upgrading of employees as well as improving entrepreneurial and managerial skills. In addition, firms need to accelerate the implementation of the productivity linked wage system.

Pricing of key components such as oil and crucial parts may fluctuate and increase our costs and reducing our profitability.

The E & E activities are dependent on petrochemical based raw materials; this includes raw materials for its parts and components. Hence, fluctuations in the price of oil could affect the E & E companies' cost structure whereby sudden increases in oil prices would impinge on their profitability.

Also, the availability of raw materials will invariably have an impact on the performance of E & E manufacturing based companies which source its raw materials both locally and overseas. However, there can be no assurance that any shortages in raw materials will not have any impact on the performance of these companies.

We are subject to foreign exchange fluctuations and government imposition of restrictions to capital market

Most E & E companies are subject to foreign exchange fluctuations through the import of raw materials and export of finished goods. Previously, the Malaysian government imposed capital market restrictions and fixed the exchange rate of USD1 to RM3.80. Currently however, there can be no assurance that the removal of the capital control regime will not affect the performance of these companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

PROPERTY HELD BY US. Neither the Company nor its subsidiaries own any properties or facilities.

OUR FACILITIES. As at December 31 2012, our executive and administrative office is located at 1402 Wan Chai Commercial Center, 194-204 Johnston Road, Wanchai, Hong Kong. The Company uses about 1,500 square feet of this office at a cost of about US$3,760 per month. We have terminated the lease in April 2013.

The other operating office is currently located at Jalan Ikan Mata Duyong, Off Jalan Telok Gong, Mukim Klang, Selangor, Malaysia where we have a 2,000 sq. ft. administration office to handle sales and trading enquiry at monthly rent of approximately $11,810.

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2012 was $ 0.013 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2012	$0.020	$0.010
Third Quarter 2012	$0.030	$0.010
Second Quarter 2012	$0.038	$0.007
First Quarter 2012	$0.0119	$0.0030

Fourth Quarter 2011	$0.01	$0.004
Third Quarter 2011	$0.01	$0.0045
Second Quarter 2011	$0.021	$0.008
First Quarter 2011	$0.034	$0.014

HOLDERS.

The number of record holders of our common stock as of September 5, 2013, was approximately 60 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

STOCK OPTIONS.

During the year, we have two effective equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The 2002 Stock Option Plan expired in October 2012. The following table presents information relating to these plans as of December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION.

Plan Category	Number of Securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	19,000,000	$0.010	35,588,700

Equity compensation plans not approved by security holders	-	-	-

Total	19,000,000	$0.010	35,588,700

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

There were 19,000,000 stock options to purchase our Common Stock under the 2002 Stock Option Plan, issued in 2010 and outstanding as at January 1 2012 and as at December 31, 2012. In September 2013, these 19,000,000 stock options were terminated.

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

From 2007 to 2010 the Company issued a total of 5,811,300 shares under the 2007 Stock Incentive Plan.

In 2011 and 2012, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2012, (i) the Company has issued 5,811,300 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 32,588,700 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES. No repurchases of our Common Stock were made during the fourth quarter and during our fiscal year ended December 31, 2012.

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

Year ended December 31, 2012 compared with year ended December 31, 2011

Results of Operations

For the year ended December 31, 2012, net sales was $2,449,487 as compared to the prior year of $4,299,648, representing a decrease of about 43%. This sales decrease was due mainly to the decrease of the washing machines and freezers and export sales.

For the year ended December 31, 2012, the cost of goods sold was $1,557,672 as compared to the prior year of $2,804,919, making our gross profit of $891,815 (2011: $1,494,729) for the year.

For the year ended December 31, 2012 operating expenses were $8,012,585 as compared $965,886, an increase of $7,046,699 or about 730% from the prior year which was mainly attributable to the increase of provision for bad debts and investment in shares of a total of $618,807, impairment of goodwill of $6,323,061. (2011: nil) and combined with the decrease in the following: i) the staffing costs of $386,174 (2011: $479,545), and ii) marketing expenses of $27,213 (2011: $48,942), iii) no administrative expense from related party (2011: $160,000) and iii) administration expenses of $189,420 (2011: $250,456).

In 2012, the Company incurred an impairment of goodwill loss of $6,323,061 (2011: nil) relating to the acquisition of the ATeam by China Media Group Corporation prior to the reverse merger as described in detail in Note 1 to the financial statements.

During the year the interest expenses increased to $147,322 as compared to $73,919 in the prior year.

During the year the Group earned losses and accordingly the Group did not have any income tax expense (2011: $127,947).

The operating loss increased to $7,190,445 for the year ended December 31, 2012 from the prior year profit of $355,678.

Liquidity and Capital Resources.

Net cash provided by operating activities was $57,897 during the year ended December 31, 2012 as compared to net cash used in operating activities of $71,341 in the prior year. The Company intends to monitor the monthly cash outlays in the coming months and conserve cash until additional financing can be received through other funding. The net loss for the year was $7,190,445 compared to net profit of $355,678 in the prior year.

Net cash provided by investing activities was $18,047 (2011: $19,258) during the year ended December 31, 2012.

Net cash used in financing activities was $126,101 during the year ended December 31, 2012 as compared to net cash provided by financing activities of $297,781 for the year ended December 31, 2011.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. In 2012, the Group acquired through reverse merger ATeam which brought immediate business to the Group. However the Group requires cashflow of funds to develop and sustain the consumer electronic business. The Company will be required to raise further funds to meet its other liabilities and operation requirements to continue to operation in 2013 by i) selling its Common Stock ii) raise from the capital markets, iii) sell additional assets.

In October 2013, the Company entered into the SP Agreement to acquire Clixster Mobile by the issuance of 10,193,609,664 Common Stock representing approximately 90% of the enlarged issued share capital of the Company. Clixster Mobile is a MVNO company engage in the provisioning of cellular and mobile broadband services in Malaysia. If this acquisition closes, it will change the direction of the Company from a trading in consumer electronics and light appliances to a service company providing cellular and mobile data services. This transaction has not closed as at the date of this report.

Going Concern.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2012, the Company has an accumulated deficits totaling $5,995,435 and its current liabilities exceed its current assets by $1,202,196. The Company has also experienced a significant loss from operations in 2012 as a result of the write down of the goodwill. For the year ended December 31, 2012, the Company incurred net losses of $7,190,445.
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

Capital Expenditure Commitments.

We had no material capital expenditures for the year ended December 31, 2012. However we expect to invest, subject to availability of funding, approximately $500,000 in capital expenditure over the next 12 month for the electronics trading business.

Critical Accounting Policies.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred; the sales price to the customer is fixed or determinable and collect ability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company: - Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with ASC 718 "Compensation ¨C Stock Compensation" which, prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity ¨CBased Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the consolidated financial statements in our December 31, 2012 audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Please see page F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the reports for the two most recent fiscal years, there were no disagreements with HKCMCPA Company Limited on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as covered by Item 304 (a)(1)(iv) of Regulation S-K, which disagreements, if not resolved to the satisfaction of HKCMCPA Company Limited would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mohd Mahyudin bin Zainal, and our Chief Financial Officer, Mohd Suhaimi bin Rozali, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2012 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) Management's Annual Report on Internal Control Over Financial Reporting.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, two) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

NAME	AGE	POSITION
------------------------------	-------	-------------------------------------------------------------------------------------------
MohdMahyudin bin ZAINAL	44	President, Chief Executive Officer and Director
Norlizah binti ZAINAL	48	Director
Mohd Suhaimi bin ROZALI	52	Chief Financial Officer, Company Secretary, and Treasurer

Mohd Khairudin bin RAMLI	42	Director
------------------------------	-------	------------------------------------------------------------------------------------------

MOHD MAHYUDIN BIN ZAINAL. Mr. Zainal was appointed as Director and Chief Executive Officer of the Company on June 8, 2012. Since August 2008, Mr. Zainal has been the Chief Executive Officer of ECE Technologies Sdn. Bhd which is now the major shareholder of China Media Group Corporation. Mr. Zainal obtained a Bachelor of Law Degree LLB (Hons) from Universiti Kebangsaan Malaysia and has been admitted as Advocate & Solicitor of High Court Of Malaya in 1994. He has extensive experience in many spheres of law including commercial litigation, conveyancing and corporate legal practice. He has been involved in large scale corporate restructuring exercises involving corporate restructuring, mergers and acquisitions of public listed companies locally in Malaysia and also acquisitions of foreign companies in South East Asia. He was directly involved in the listing of Mutiara Goodyear Development Berhad on the Main Board of Bursa Malaysia and the restructuring of Idaman Unggul Berhad (formerly known as Idris Hydraulic (M) Berhad). He was also directly involved in the establishment of Tahan Insurance Berhad via the merger of three insurance companies namely Talasco Insurance Berhad, Tenaga Insurance Berhad and People Insurance Berhad.

Prior to joining ECE Technologies in August 2008, he was a Chief Executive Officer/President of WWCable Berhad (company listed in Bursa Malaysia). He was involved in various industries such as manufacturing, property development, construction, financial and insurance and also an executive director and director of several public listed companies listed in Bursa Malaysia namely Idaman Unggul Berhad, Idris Hydraulic Berhad, Mutiara Goodyear Development Berhad, Sern Kou Resources Berhad, Tap Resouces Berhad. He was also Director of Talasco Insurance Berhad, People Insurance Berhad and Tahan Insurance Berhad. Mr. Zainal is not an officer or director of any reporting company.

NORLIZAH BINTI ZAINAL. Ms. Zainal was appointed as Director and Chief Technology Officer of the Company on June 8, 2012. Ms. Zainal graduated with a Degree in Electrical Engineering (Hons) from Universiti Teknologi Malaysia in 1989 and obtained a Diploma in Translation (Science and Technical) from Dewan Bahasa dan Pustaka Malaysia in 1990. She was attached to Muhibbah Engineering CMS Berhad as a consultant engineer before joining Ericsson Telecommunications, Malaysia in 1990. During her eleven years at Ericsson, she was responsible for local and international tenders as well as conducting training for local and international staff and clients. In 2002, she joined Unique Network Sdn Bhd. She joined ECE Technologies, the now major shareholder of China Media Group Corporation, on August 1, 2008 as Chief Technical Officer. Ms. Zainal is not an officer nor a director of any reporting company.

MOHD SUHAIMI BIN ROZALI. Mr. Rozali was appointed Chief Financial Officer, Treasurer and Secretary of the Company on June 8, 2012. Mr Rozali graduated from Universiti Teknologi Mara and started his career with Bank Bumiputra Malaysia Berhad, serving at its branches and in the commercial banking division. He later joined the public listed company, Idris Hydraulic (Malaysia) Bhd ("IHMB") in November 2000 and was part of the white knight's team that undertook the comprehensive corporate debt restructuring exercise of IHMB. Upon the completion of the restructuring exercise of IHMB, the white knight company, Idaman Unggul Berhad ("IUB") assumed the listing status of IHMB and was listed on the Main Board of Bursa Malaysia on November 2003. Mr Rozali left IUB to join Transmission Resources Sdn. Bhd. in November 2005, before leaving Transmission Resources Sdn. Bhd. to set up his own company in February 2007. He joined ECE Technologies in December 2009. Mr. Rozali is not an officer or director of any reporting company.

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

There are no family relationships among any of our officers and directors, other than Mohd Mahyudin bin Zainal and Norlizah binti Zainal are siblings.

AUDIT COMMITTEE AND FINANCIAL EXPERT. The Committee has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these requirements, our Board of Directors examined the Committee's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only five directors serving on our Board of which two are in the audit committee, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current audit committee members meet the qualification of an "audit committee financial expert", each of our audit committee members, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current audit committee members capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2012 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2012 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (6)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	-------------	------------	---------	----------	---------------	------------------	---------------	--------------
Mohd Mahyudin bin Zainal (1)	2012	-	-	-	-	-	-	-	-
Norizah binti Zainal (2)	2012	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (3)	2012	-	-	-	-	-	-	-	-
Mohd Khairudin bin Ramli (4)	2012	-	-	-	-	-	-	-	-
Pui Kit Lam (5)	2012	nil	-	-	-	-	-	-	nil
	2011	3,943	-	-	-	-	-	-	3,943
Cheng Pheng Loi (6)	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	9,000	-	-	-	-	-	-	9,000
Con Unerkov (7)	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
Alex Ho (8)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

(1)	Mohd Mahyudin bin Zainal was appointed as CEO, President and Director on June 8, 2012.
(2)	Norizah binti Zainal was appointed as CTO and Director on June 8, 2012.
(3)	Mohd Suhaimi bin Rozali was appointed as CFO, Treasurer and Secretary on June 8, 2012.
(4)	Mohd Khairudin bin Ramli was appointed as Director on March 9, 2012.
(5)	Mr. Pui Kit Lam has been a director from April 8, 2011 to February 25, 2013 and the Treasurer and Secretary from April 8, 2011 to June 8, 2012.
(6)	Mr. Cheng Pheng Loi is the President, CEO, and Director of the Company with effect from May 2009 until June 8, 2012 when he resigned from all positions.
(7)	Mr. Con Unerkov is the CFO, and Director and he resigned from these two positions on June 8, 2012 and January 25, 2013, respectively.
(8)	Mr. Alex Ho was the Treasurer, Secretary and Director from January 1, 2010 until April 8, 2011 when he resigned.
(9)	Figures represent the year ended December 31 for the indicative years.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2012 and 2011.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Mohd Mahyudin bin Zainal (1)	-	-	-	-	-	-	-	-	-
Norizah binti Zainal (2)	-	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (3)	-	-	-	-	-	-	-	-	-
Mohd Khairudin bin Ramli (4)	-	-	-	-	-	-	-	-	-
Pui Kit LAM (5)	-	-	-	-	-	-	-	-	-
Cheng Pheng LOI(6)	-	-	-	-	-	-	-	-	-
Con Unerkov (7)	-	-	-	-	-	-	-	-	-
Alex Ho (8)	-	-	-	-	-	-	-	-	-

(1)	Mohd Mahyudin bin Zainal was appointed as CEO, President and Director on June 8, 2012.
(2)	Norizah binti Zainal was appointed as CTO and Director on June 8, 2012.
(3)	Mohd Suhaimi bin Rozali was appointed as CFO, Treasurer and Secretary on June 8, 2012.
(4)	Mohd Khairudin bin Ramli was appointed as Director on March 9, 2012.
(5)	Mr. Pui Kit Lam has been a director from April 8, 2011 to February 25, 2013 and the Treasurer and Secretary from April 8, 2011 to June 8, 2012.
(6)	Mr. Cheng Pheng Loi is the President, CEO, and Director of the Company with effect from May 2009 until June 8, 2012 when he resigned from all positions.
(7)	Mr. Con Unerkov is the CFO, and Director and he resigned from these two positions on June 8, 2012 and January 25, 2013, respectively.
(8)	Mr. Alex Ho was the Treasurer, Secretary and Director from January 1, 2011 until April 8, 2011 when he resigned.

Employment Agreements

In 2012, all the directors did not receive any salaries and did not have any employment contracts with the Group.

In 2011, Mr. Pheng Cheng LOI was working on 3 months contracts at a monthly fee of US$3,000 and Messrs. Unerkov and Ho did not receive any salary for 2011. Mr. Lam received a salary remuneration of $3,943 in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERAS.

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2012 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Mohd Mahyudin bin Zainal(3)(4) (9)	57,404,774	-	-	57,404,774	5.06%
Norlizah binti Zainal(3)(4) (8)	79,864,392	-	-	79,864,392	7.04%
Mohd Suhaimi bin Rozali(4)	-	-	-	-	-
Mohd Khairudin bin Ramli(3)	-	-	-	-	-
Lam Pui Kit (3)(7)	62,500,000	-	-	62,500,000	5.51%
Con Unerkov(3) (5) (11)	32,619,863	-	-	32,619,863	2.87%

	------------------	-------------------	--------------------	------------------	------------------
All officers and directors as a group (6 persons)	232,389,029	-	-	232,389,029	20.48%

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	12.48%

Liu Kang (6), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	12.48%

Central High Limited (CHL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	11.01%
ECE Technologies Sdn. Bhd. (ECE) of No.55 Jalan Snuker 13/28, Tadisma Business Park, Section 13, 40100 Shah Alam, Malaysia	358,779,837	-	-	358,779,837	31.62%
Norjannah binti Zainal(10)	79,864,392	-	-	79,864,392	7.04%

Notes:

(1)	Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o China Media Group Corporation at No.55 Jalan Snuker 13/28, Tadisma Business Park, Section 13, 40100 Shah Alam, Malaysia.
(2)	For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 1,113,623,296 outstanding shares of our common stock and options, warrants, and convertible notes entitling the holders to purchase 21,205,376 additional shares of our Common Stock owned by officers and/or directors of the Company.
(3)	A director of Company as of December 31, 2012.
(4)	An officer of Company as of December 31, 2012
(5)	Includes 31,250,000 shares of common stock held by CHL. Mr. Con Unerkov holds 25% shareholding of CHL.
(6)	Includes 141,666,668 shares of common stock held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.
(7)	Includes 62,500,000 shares of common stock held by CHL. Mr. Lam Pui Kit is a director and holds 50% shareholding of CHL.
(8)	Includes 79,864,392 shares of Common Stock indirectly held by Ms. Norlizah binti Zainal through the holding of ECE. Ms. Norlizah binti Zainal holds 22.26% of ECE. Ms. Norlizah binti Zainal is a sibling of Mr. Mohd Mahyudin bin Zainal.
(9)	Includes 57,404,774 shares of Common Stock indirectly held by the spouse of Mr. Mohd Mahyudin bin Zainal, Ms. Nuriati binti Mohd Nordin through the holding of ECE. Ms. Nuriati binti Mohd Nordin holds 16.0% of ECE.
(10)	Includes 79,864,392 shares of Common Stock indirectly held by Norjannah binti Zainal through the holding of ECE. Ms. Norjannah binti Zainal holds 22.26% of ECE. Ms. Norjannah binti Zainal is the sibling of Mr. Mohd Mahyudin bin Zainal and Ms. Norlizah binti Zainal.
(11)	Resigned as director on January 25, 2013.

Changes in Control

During the year, the Company issued 558,779,837 shares to ECE to acquire 100% in ATeam. As a result of the issuance of shares, ECE became the largest single shareholder and control the board after the acquisition on June 8, 2012. As announced in the From 8K on October 30, 2013, the Company on October 29, 2013 entered into a conditional agreement to acquire 63.2% equity interests in Clixster Mobile for the purchase consideration of the issuance of 10,193,609,664 Common Stock representing approximately 90% of the enlarged issued share capital of the Company. Once this transaction is closed then the Vendors, the current owners of Clixster Mobile, will become the new controlling shareholder of the Company. As at the date of this report, except for the Clixster Mobile transaction noted above, we are unaware of any contract, or other arrangement or provisions, the operation of which may at a subsequent date result in a change of control of the Company.

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

The directors and officers of the Company during the year, Messrs. Con Unerkov, Pui Kit LAM, LOI Cheng Pheng (a former director whom resigned on June 8, 2012), Mohd Khairudin bin Ramli (appointed as a director on March 9, 2012), Mohd Suhaimi bin Rozali (appointed as an officer on June 8, 2012), and Mohd Mahyudin bin Zainal, Norlizah binti Zainal (both appointed as director on June 8, 2012) advanced a total of $152,280 and $133,027, to the Group for the years ended December 31, 2012 and 2011, respectively. Such advances were non-interest bearing, unsecured and payable on demand.

As at December 31, 2012, the Group advanced $0 (2011: $1,197,686) to a company in which a director has financial interests. This advance is non-interests bearing, unsecured and payable on demand.

During the years ended December 31, 2012 and 2011, the Company generated agency income of $227,793 and $228,948 from Total E&E Industrial Sdn. Bhd, a related company owned by certain shareholders and directors of the subsidiary company.

In 2011, the Company agreed to pay a monthly salary to its officers and directors for services performed. Compensation expenses of nil and $3,943 have been recognized for services provided by the officers and directors and their service companies for the year ended December 31, 2012 and 2011, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $18,000 and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2012 and 2011 were $4,200 and $3,000, respectively.

TAX FEES. For the fiscal years ended December 31, 2012 and December 31, 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements and Financial Statement Schedules

Table of Contents

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficits

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(c) Exhibits.

Exhibit Number	Description of Exhibit

2.1	Shareholders' Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(6)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.2	Bylaws (1)
10.1	2002 Stock Option Plan (3)
10.2	2007 Stock Incentive Plan (4)
10.3	Sale and Purchase Agreement with ATeam Resources Sdn. Bhd (7)
10.4	Sale and Purchase Agreement with Clixster Mobile Sdn. Bhd. (8)
21.1*	Subsidiaries of small business issuer.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2013.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on October 30, 2013.

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

/s/ Mohd Suhaimi bin Rozali
---------------------------------------
Mohd Suhaimi bin Rozali
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mohd Mahyudin bin Zainal	January 9, 2014
--------------------------------------------
Mohd Mahyudin bin Zainal
Its:	Principal executive officer, President, Director

By:	/s/ Norlizah binti Zainal	January 9, 2014
--------------------------------------------
Norlizah binti Zainal
Its:	Director

By:	/s/ Mohd Suhaimi bin Rozali	January 9, 2014
--------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer

By:	/s/ Mohd Khairudin Bin Ramli	January 9, 2014
--------------------------------------------
Mohd Khairudin Bin Ramli
Its:	Director

China Media Group Corporation and Subsidiary
Index to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Media Group Corporation and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Media Group Corporation and its subsidiaries (the "Company") as of December 31, 2012 and 2011 (restated), and the related consolidated statements of operations, stockholders' deficits and cash flows for the years ended December 31, 2012 and 2011 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Group Corporation and its subsidiaries as of December 31, 2012 and 2011 (restated), and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses this year, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong, China
January 9, 2014

Unit 602, 6/F., Hoseinee House, 69 Wyndham Street, Central, Hong Kong

Tel: (852) 2573 2296 Fax: (852) 2384 2022 http://www.hkcmcpa.us

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011 (Restated)

		2012	2011
	Notes	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	6	38,720	23,992
Restricted cash	6	70,093	57,395
Trade receivables, net	7	869,412	1,819,683
Due from related parties	8	263,833	1,197,686
Prepayments, deposit and other receivables	9	315,154	139,055
Total current assets		1,557,212	3,237,811

Non-current assets:
Property and equipment, net	10	118,574	83,905
Advanced payment for distribution rights, net	11	-	-
Investment in shares, net	12	-	-

Total non-current assets		118,574	83,905

Total assets		1,675,786	3,321,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	13	46,739	44,197
Other payables and accruals	14	1,393,115	298,534
Short term debt	15	291,548	181,030
Due to related parties	16	493,338	133,027
Trade finance payables	17	148,467	335,671
Income tax payable		124,046	90,739
Obligations under finance lease	18	25,651	24,433
Option liabilities	5	236,504	-
Total current liabilities		2,759,408	1,107,631

Non-current liabilities:
Term loans	15	68,385	274,589
Obligations under finance leases	18	91,578	54,921
Shareholder loans	19	2,000,000	-
Total non-current liabilities		2,159,963	329,510

Total liabilities		4,919,371	1,437,141

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2011: 558,779,837) shares issued and outstanding	4	2,580,543	583,107
Comprehensive income		171,343	106,458
Non-controlling interest		(36)	-
(Accumulated deficits) retained earnings		(5,995,435)	1,195,010
Total stockholders' (deficit) equity		(3,243,585)	1,884,575

Total liabilities and stockholders' (deficit) equity		1,675,786	3,321,716

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (Restated)

	2012	2011
	US$	US$

Net revenue
- Agency income from related parties	227,793	228,948
- Sale of goods from third parties	2,221,694	4,070,700
	2,449,487	4,299,648
Cost of revenue
- Related parties	(1,543,509)	(2,745,012)
- Non related parties	(14,163)	(59,907)
	(1,557,672)	(2,804,919)

Gross profit	891,815	1,494,729

Operating expenses:
Administration expenses	(1,662,311)	(916,944)
Selling and distribution expenses	(27,213)	(48,942)
Impairment on goodwill	(6,323,061)	-
(Loss)/income from operations	(7,120,770)	528,843

Other income / (expenses)
Gain on foreign exchange	16,317	-
Gain on disposal of fixed assets	-	11,364
Other income	61,030	16,599
Interest income	264	738
Interest expenses	(147,322)	(73,919)

(Loss)/income before taxation	(7,190,481)	483,625
Taxation	-	(127,947)
Net (loss)/income before non-controlling interest	(7,190,481)	355,678

Non-controlling interest	36	-
Net (loss)/income	(7,190,445)	355,678

Other comprehensive income:
Foreign currency translation gain	64,885	(51,442)
Comprehensive (loss) income	(7,125,560)	304,236

Basic and diluted (loss) income per common share	(0.01)	0.00

Basic and diluted weighted average number of common shares *	871,924,365	558,779,837

*

Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2012 and 2011 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Number of shares	Common Stock Amount	Comprehensive Income	Retained earnings (accumulated deficits)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
		US$	US$	US$	US$	US$

Balance at January 1, 2011, as restated	558,779,837	583,107	157,900	839,332	-	1,580,339
Comprehensive loss ¨C foreign currency translation loss	-	-	(51,442)	-	-	(51,442)
Net income for the year	-	-	-	355,678	-	355,678
Balance at December 31, 2011	558,779,837	583,107	106,458	1,195,010	-	1,884,575
Issuance of shares for acquisition of legal acquirer	554,843,459	1,997,436	-	-	-	1,997,436
Comprehensive income ¨C foreign currency translation gain	-	-	64,885	-	-	64,885
Net loss for the year	-	-	-	(7,190,445)	(36)	(7,190,481)
Balance at December 31, 2012	1,113,623,296	2,580,543	171,343	(5,995,435)	(36)	(3,243,585)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (Restated)

	2012	2011
	US$	US$
Cash flows from operating activities:
Net (loss)/income	(7,190,445)	355,678
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35,386	64,835
Uncontrolling interest	(36)	-
Allowances for doubtful debts	520,829	-
Impairment on goodwill	6,323,061	-
Impairment on investment in shares	29,046	-
Impairment for advance on distribution rights	68,932	-
Gain on disposal of property and equipment	-	(11,364)
(Increase) / decrease in operating assets:
Trade receivable	429,442	(630,496)
Prepaid expenses, deposit and other receivables	(87,744)	(57,677)
Due from related parties	(931,339)	680,470
Increase / (decrease) in operating liabilities:
Trade payable	2,542	(38,786)
Other payable and accrued expenses	691,867	5,604
Trade financing payables	(187,204)	(524,059)
Tax payables	33,307	90,739
Due to related parties	320,253	(6,285)
Net cash provided by (used in) operating activities	57,897	(71,341)

Cash flows from investing activities:
Acquisition of legal acquirer, net of cash	20,676	-
Proceeds from disposal of property and equipment	-	42,813
Purchase of property and equipment	(2,629)	(23,555)
Net cash provided by investing activities	18,047	19,258

Cash flows from financing activities :
Change in restricted cash	(12,698)	(8,014)
(Repayment of) proceeds from term loans	(95,686)	342,954
Obligation under finance lease	(17,717)	(37,159)
Net cash (used in) provided by financing activities	(126,101)	297,781

Net (decrease) / increase in cash and cash equivalents	(50,157)	245,698
Effect of exchange rate changes on cash and cash equivalents	64,885	(51,442)
Cash and cash equivalents, beginning	23,992	(170,264)

Cash and cash equivalents, ending	38,720	23,992

Supplemental disclosure of cash flow information:
Interests paid	115,602	73,919

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1	ORGANIZATION

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

In June 2012, the Company acquired 100% equity interest of A-Team Resources Sdn. Bhd. ("ATeam"), a distributor of electronics and light appliances, at a consideration price of $2,011,607 by the issuance of 558,779,837 shares, at a price of $0.0036 per share.

The Company is engaged in the distribution of electronics and light appliances and the marketing and distribution of contingent devices. During the year ended December 31, 2012, the Company recorded sales in the distribution of electronics and light appliances products.

Subsequent to the balance sheet date, in October 2013, the Company entered into a conditional sale and purchase agreement (SP Agreement") to acquire 63.2% equity interests of Clixster Mobile Sdn. Bhd., a company incorporated in Malaysia and is a mobile virtual network provider and principally engaged in providing cellular and mobile broadband services. Pursuant to the SP Agreement, the Company shall dispose of the current operation upon the close of this SP Agreement. At the date of this report, the SP Agreement has not closed and further details of this transaction are set out in Note 25.

NOTE 2	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2012, the Company has an accumulated deficits totaling $5,995,435 and its current liabilities exceed its current assets by $1,202,196. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

China Media Group Corporation. ("CMG" or the "Registrant"), a public traded and holding company was incorporated under the laws of the State of Texas in October 2002. In connection with the consummation of the reverse merger transaction on June 8, 2012 with A-Team Resources Sdn. Bhd., a Malaysia corporation ("ATeam"), ATeam is considered as the accounting acquirer.

The share exchange transaction has been accounted for as a reverse acquisition of the Company whereby ATeam is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of ATeam, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of ATeam.

Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;
(2)	the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the reverse transaction had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of share exchange transaction.

CMG and its subsidiaries are hereinafter referred to as (the "Company").

All references that refer to (the "Company" or "CMG" or "we" or "us" or "our") are to CMG, the Registrant and its wholly or majority owned subsidiaries unless otherwise differentiated. The Company is now engaged in the business of distributing electronics and light appliances.

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"), and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2012 include the financial statements of the Company, ATeam, and its wholly owned subsidiaries Ren Ren Media Group Limited, Good World Investments Limited, and two 50% subsidiaries, namely Beijing Ren Ren Health Culture Promotion Limited and ATC Marketing Limited. The Company consolidated all the above subsidiaries including the two 50% ownership companies during the period of control because of the sole largest shareholding status and/or controlling of the Board of Directors with effect from June 8, 2012 after the completion of the reverse merger with ATeam.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates.

Net (Loss) Income per Share

Basic earnings per share were computed by dividing net loss or net profit by the weighted average number of shares of common stock outstanding during the year. Diluted loss and profit per common share for the years ended December 31, 2012 and 2011, respectively are not presented as it would be anti-dilutive. Pursuant to acquisition transaction in June 2012, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

Fair Value Measurements and Disclosures

ASC 820 "Fair Value Measurements and Disclosures" applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Restricted Cash

The Company maintains restricted cash accounts held with financial institutions in Malaysia, which are pledged as collateral for certain term loans that will be expired or matured in the next twelve months.

Trade Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. The Company recorded $520,829 (2011: Nil) allowance for doubtful accounts for the years presented.

Property and Equipment

Property and equipment is stated at costs. Depreciation are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Leasehold improvements	5 years
Furniture, fixture and equipment	5 years
Motor vehicles	5-10 years
Office equipment and computers	2-5 years
Moulds	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

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

Impairment of Long-lived Assets

In accordance with the provision of ASC Topic 360-10-5, " Impairment or Disposal of Long-Lived Assets ", the Company evaluates all of its long-lived assets, such as motor vehicles, furniture and fittings, office equipment, mould, renovation and other intangibles, for impairment in accordance with ASC 360, Property, Plant and Equipment, when events or changes in circumstances warrant such a review. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an adjustment to fair value is required.

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

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

The Company has acted as guarantor for bank loans granted to certain local authorities and certain business associates. The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 "Guarantee".

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Stock-Based Compensation

ASC 718 "Compensation ¨C Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity ¨CBased Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Employees' Pension Obligations

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Malaysia and Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $23,793 and $34,143 for the years ended December 31, 2012 and 2011, respectively.

Revenue Recognition

Revenue from the product sales of consumer electronics and light appliances to third parties on a "gross' basis pursuant to under ASC Topic 605-45, "Principal Agent Considerations", when the Company has (i) obtained persuasive evidence of an arrangement, (ii) taken titles to the products being sold, (iii) collection is probable, and (iv) payment terms are fixed or determinable and the right of return remains, in accordance with ASC Topic 605, "Revenue Recognition".

Revenue is recorded net of estimated product returns, which is based upon the Company's return policy for 7 days upon delivery, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company experienced no material product returns and recorded no reserve for sales returns for the years ended December 31, 2012 and 2011.

The Company also records revenue on a "net" basis, as acting as an intermediary or agent in export sales, in which the Company does not have substantial risks and rewards of ownership.

Product Warranty

The Company offers product sales generally a twelve-months' hardware warranty, which only includes the replacement of potentially defective products. The Company calculates a product warranty liability based on historical activities, which are generally claimed back from the manufacturers. The liability for product warranty is not significant for the years ended December 31, 2012 and 2011.

Shipping and Handling

The costs associated with shipping goods to customers are recorded as selling and distribution expenses.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Foreign Currency Translation

The accounts of the Company's Hong Kong, China and Malaysia subsidiaries are maintained, in the local currencies of their respective countries namely Hong Kong dollars (HK), Chinese Renminbi and Malaysia Riggnet, respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 "Comprehensive Income". As of December 31, 2012 and 2011, the accumulated comprehensive income was $171,343 and $106,458, respectively.

Comprehensive Income

ASC Topic 220, "Comprehensive Income " establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

ASC Topic 280, "Segment Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments: the trading of electronics and light appliances in Malaysia and the advertising business in Hong Kong during the years ended December 31, 2012 and 2011.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Recent Pronouncements

Recently Implemented Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, " Comprehensive Income (Topic 220): Presentation of Comprehensive Income " ("ASU 2011-05"). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of operation and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment "("ASU 2011-08"). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company's consolidated financial statements.

On July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment ". The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income " ("ASU 2013-02"). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 4	STOCKHOLDERS' EQUITY

Common Stock

On February 22, 2011 the Company entered into an agreement to issue 2,205,376 shares as part of the consideration to acquire share investment. As at the date of this report, the Company still has not issued the Company shares as it is pending the delivery of the acquisition shares. Subsequent to the year end in December 2013, the Company terminated the agreement and as a result it will not be issuing the shares relating to this agreement (refer to Note 25).

In May 2012, the Company issued 711,009 shares of its common stock to a consultant for his services under the 2007 Stock Incentive Plan (note 5).

On June 8, 2012, the Company issued 558,779,837 shares of its common stock in consideration of the acquisition of 100% equity interests in ATeam.

As a result, the number of shares of the Company's common stock issued and outstanding was 1,113,623,296 shares at December 31, 2012, after giving effect to the June reverse merger as if it occurred as of the earliest period presented in these consolidated financial statements.

NOTE 5	STOCK OPTIONS

Stock Options

The Company adopts ASC 718 "Compensation ¨C Stock Compensation" and requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

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

The 2002 Plan expired in October 2012.

As of December 31, 2012, the Company has 19,000,000 stock options outstanding and the option liability was $236,504.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 5	STOCK OPTIONS (Continued)

Following is a summary of the activities of the 2002 Stock Option Plan for the year ended December 31, 2012:

Options outstanding
Outstanding, December 31, 2011	19,000,000
Granted during the year	-
Forfeited/lapsed during the year	-
Exercised during the year	-
Outstanding, December 31, 2012	19,000,000

On April 16, 2010, the Company granted 19,000,000 stock options to 5 qualified persons. As of December 31, 2012, there were 19,000,000 outstanding stock options.

Following is a summary of the status of options outstanding at December 31, 2012.

Outstanding Options			Exercisable Options
Grant Date	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Price

4/16/2010	$0.010	19,000,000	2.29	$0.010	19,000,000	$0.00

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Grant date:	4/16/2010
Risk-free interest rate	3.25%
Expected life of the options	5.00 years
Expected volatility	250%
Expected dividend yield	0

Subsequent to the balance sheet date, all the stock options were forfeited in September 2013.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 5	STOCK OPTIONS AND WARRANTS (Continued)

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

During the year 2007-2010, the Company had issued a total of 5,811,300 shares to its staff and consultants for their service provided.

In May 2012, the Company paid a consultant $15,500 for his services by issuing 711,009 shares in the Company at the then current market value of $0.0218 per share.

As at December 31, 2012, i) there were no outstanding stock options and ii) there were 31,877,681 shares available to be issued under the 2007 Stock Incentive Plan.

NOTE 6	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

		2012	2011
		US$	US$

Cash and bank balances		38,720	13,807
Fixed deposits with licensed banks	(a)	70,093	67,580
		108,813	81,387
Less: Restricted cash		(70,093)	(57,395)
Cash and cash equivalents, as shown in the cash flows statements	(b)	38,720	23,992

a)	The fixed deposits with licensed banks bear interest rate at 3% per annum, which are pledged against term loans (note 15)
b)	Cash and cash equivalents comprise of the following as at the end of the reporting period.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7	TRADE RECEIVABLES

		2012	2011
		US$	US$

Trade receivables	(i)	1,390,241	1,819,683
Less: Allowance for impairment losses		(520,829)	-
		869,412	1,819,683

Trade receivables are non-interest bearing and the normal credit terms range from 30 to 90 days (2011: 30 to 90 days) terms. Other credit terms are assessed and approved on a case-by-case basis.

The Company has no significant concentration of credit risk that arises from exposure to a single debtor or to groups of debtors.

The fair value of trade receivables approximates its carrying amount.

NOTE 8	DUE FROM RELATED PARTIES

Due from related parties are summarized as follows:

		2012	2011
		US$	US$

Advance to supplier	(a)	255,554	-
Due from a corporation in which a director of a subsidiary has a financial interests	(b)	-	1,197,686
Due from director of subsidiary company	(c)	8,279	-
		263,833	1,197,686

a)	Advance to suppliers is the deposit for the purchases of M.A.G.I.C. phone paid to AdvanceTech Communications Sdn. Bhd. ("ATC"), a minority shareholder of our subsidiary company.
b)	Due from a related company mainly relates to trading activities, which is unsecured, non-interests bearing and repayable on demand.
c)	The amount due from director of subsidiary company is unsecured, non-interests bearing and repayable on demand.

NOTE 9	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	2012	2011
	US$	US$

Other receivables	144,989	372
Deposits	52,068	25,302
Prepayments	118,097	113,381
	315,154	139,055

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 10	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	2012	2011
	US$	US$

Leasehold improvements	79,298	79,298
Furniture, fixtures and equipment	79,436	62,303
Office equipment and computers	86,323	87,631
Motor vehicles	296,790	181,778
Moulds	4,225	4,225
	546,072	415,235
Accumulated depreciation	(427,498)	(331,330)
Balance, end of year	118,574	83,905

Depreciation expense for the years ended December 31, 2012 and 2011 were $35,386 and $64,835, respectively.

NOTE 11	ADVANCED PAYMENT FOR DISTRIBUTION RIGHTS

On January 25, 2006, the Company entered into an agreement with Fleming Assets Limited ("Fleming") to acquire the distribution rights for the M.A.G.I.C. Convergent Communications Device for the territories of China and Hong Kong. Under the agreement the Company will issue the following shares to Fleming:

a)	Within one month of signing the agreement, one million shares of the Company;
b)	Within one month of receiving the prototype devices, one million shares of the Company;
c)	Within one month of receiving the product from commercial production, two million shares of the Company; and
d)	A royalty payment of 100,000 shares of the Company for every 5,000 devices sold for the next 3 years.

The Company issued 1,000,000 shares of common stock in 2006 upon signing the agreement.

The Company made $68,932 in a full provision for the distribution rights during the year ended December 31, 2012.

Up to December 31, 2012, the Company has not issued any shares to Fleming under the above items (b) to (d).

NOTE 12	INVESTMENT IN SHARES

Investment in shares relates to acquisition of 5% interests in AdvanceTech Communications Sdn. Bhd. ("ATC") for US$81,556 as announced in Form 8K filed on February 22, 2011. Pursuant to the agreement, the Company shall issue 2,205,376 shares as part of the consideration within two months from the completion date. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012 which is still outstanding at the date of this report. During the year ended December 31, 2012, the Company provided an impairment in the full provision of $29,046.

Subsequent to year end in December 2013, the Company terminated the agreement and as a result it will not be issuing the shares under this agreement (refer to Note 25).

NOTE 13	TRADE PAYABLES
	2012	2011
	US$	US$

Trade payables	46,739	44,197

These amounts are non-interest bearing. Trade payables are normally settled on 30 to 90 days (2011: 30-90 days) terms.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 14	OTHER PAYABLES AND ACCRUALS

		2012	2011
		US$	US$

Accruals		187,093	170,165
Accrued salaries and wages		18,582	-
Accrued accounting, legal and consulting fees		287,427	-
Accrued interest		31,720	-
Potential tax penalty liability		310,000	-
Other payables	(a)	538,645	128,369
Deposit from customers		19,648	-
		1,393,115	298,534

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties. These amounts are non-interest bearing and normally settled on an average term of 6 months.

NOTE 15	TERM LOANS

	2012	2011
	US$	US$

Current portion:
Not later than one (1) year	291,548	181,030

Non-current portion:
later than one (1) year and not later than two (2) years	68,385	194,788
later than two (2) years and not later than five (5) years	-	79,801
	68,385	274,589

	359,933	455,619

The term loan provided by Alliance Bank Malaysia Berhad is secured by the followings : -
i)	Pledged of Company's fixed deposit (note 6);
ii)	Guaranteed by a third party corporation in which the Directors have financial interest:
iii)	Notice of assignment and receivables finance agreement; and
iv)	Joint and several guarantees by the directors of the subsidiary company and a third party
v)	Guaranteed by the Government of Malaysia under the Working Capital Guarantee Scheme

The interest rate to the facility is fixed at 1.00 percentage points above the lenders' base lending rates prevailing in Malaysia.

The term loan is repayable by 36 equal monthly installment of $18,640 (RM 57,000) per month.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 16	DUE TO RELATED PARTIES

		2012	2011
		US$	US$

Due to shareholders	(a)	63,017	-
Due to directors of subsidiary companies	(b)	152,280	133,027
Due to a director of the Company	(b)	230,979	-
Due to former directors of the Company	(b)	47,062	-
		493,338	133,027

a)	The amounts due to beneficial shareholders are unsecured, repayable on demand and are interest-free, except for $50,000 balance, which bears interests at 6% per annum.
b)	The amount due to directors of subsidiary companies, directors and former directors of the Company are interest-free, unsecured and repayable on demand.

NOTE 17	TRADE FINANCING PAYABLES

Trade financing payables for the years ended December 31, 2012 and 2011 which bear interest at 1.0 percentage points above the lender's base lending rates prevailing in Malaysia are secured as follows:-

i)	Acceptance of the Facility Offer Letter;
ii)	Execution of the Receivables Finance Agreement; and
iii)	Jointly and severally guaranteed by a Director of the subsidiary company and a third party.

Trade financing payables are normally settled on 30 to 90 days (2011: 30 to 90 days) terms.

NOTE 18	OBLIGATIONS UNDER FINANCE LEASES

	2012	2011
	US$	US$
Minimum lease payments::
Not later than one (1) year	39,621	30,332
Later than one (1) year but not later than five (5) years	103,566	68,512
Total minimum lease payments	143,187	98,844
Less: Future interest charges	(25,958)	(19,490)
Present value of minimum lease payments	117,229	79,354

Repayable as follows:
later than one (1) year and not later than two (2) years	25,651	24,433
later than two (2) years and not later than five (5) years	91,578	54,921
	117,229	79,354

The effective rates implicit in the lease is ranged from 4.76% to 7.30% (2011: 4.76% to 7.30%) per annum.

The leased assets were mainly related to motor vehicles.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 19	SHAREHOLDER LOAN

	2012	2011
	US$	US$

Shareholder loan	2,000,000	-

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on May 25, 2015.

NOTE 20	RELATED COMPANY TRANSACTIONS

For the years ended December 31, 2012 and 2011, the Company did not pay the directors and its officers any remuneration for their services provided to the Company.

The Company accrued interest of approximately $80,000 (2011: nil) for the year ended December 31, 2012 under a long-term shareholder loan of $2,000,000, which is unsecured, bears interest of 8% per annum and repayable on May 25, 2015.

During the years ended December 31, 2012 and 2011, the Company generated agency income of $227,793 and $228,948 from its related company that a director of the subsidiary company has interests.

During the year ended December 31, 2012, the Company incurred administrative expense $nil (2011: $160,000) from a company that a director of the Company has interests.

As of December 31, 2012, the Company issued financial guarantee to a financial institution in Malaysia for banking facilities granted to a related company which a director has financial interest. This guarantee has no fixed maturity date and no fee is charged to the issuance of financial guarantee to a related party.

NOTE 21	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2012, since the Company and its subsidiaries had significant net operating loss. The Company made an income tax provision under Malaysian tax jurisdiction while Malaysian operation generates an operating profit.

For the years ended December 31, 2012 and 2011, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $557,384 and $99,304, respectively. Total net operating losses carry forward at December 31, 2012 and 2011, (i) for Federal and State purpose were $11,282,393 and $11,228,165, respectively and (ii) for its entities outside of the United States were $2,112,509 and $1,730,470, respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2012 and 2011 was approximately $4,825,982 and $4,694,677, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has not concluded all U.S. federal income tax matters for the years through fiscal 2012, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2012 and 2011. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $310,000 at December 31, 2012.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 21	INCOME TAXES (continued)

A reconciliation between the income tax computed at the Malaysia, Hong Kong and PRC China statutory rate and the Company's provision for income tax is as follows:

	2012	2011

Malaysia statutory rate	25%	25%
Tax allowance	-	1%
Valuation allowance ¨C Loss carryforward under Malaysia rate	(25%)	-

Hong Kong statutory rate	16.5%	-
Valuation allowance ¨C Loss carryforward under Hong Kong rate	(16.5%)	-
PRC China Enterprise Income Tax	25%	-
Valuation allowance ¨C Loss carryforward under PRC rate	(25%)	-

Provision for income tax	-	26%

As of December 31, 2012 and 2011, there were no material deferred tax liabilities to be recognized.

NOTE 22	SEGMENT REPORTING

Business Segments

For management purposes, the Company currently organized into two operating units -Trading of electronics and light appliances and advertising which are operated in Malaysia and Hong Kong, respectively. Turnover represents the net amounts received and receivable for goods sold or services provided by the Company during the period was presented. These units are the basis on which the Company reports its primary segment information.

Segment information about these businesses is presented below.

	Trading of Electronics and Light Appliances in Malaysia		Advertising in Hong Kong		Consolidated
	Year Ended December 31		Year Ended December 31		Year Ended December 31
	2012	2011	2012	2011	2012	2011
	US$	US$	US$	US$	US$	US$
Turnover	2,449,487	4,299,648	-	-	2,449,487	4,299,648

Segment results	(280,070)	400,896	(61,340)	-	(341,410)	400,896

Unallocated corporate income					77,611	28,701
Unallocated corporate expenses					(6,779,324)	-

(Loss)/income from operations					(7,043,123)	429,597
Finance costs					(147,322)	(73,919)

(Loss)/income for the year					(7,190,445)	355,678

					As at December 31
					2012	2011
ASSETS
Segment assets	1,226,115	3,321,716	360,365	-	1,586,480	3,321,716
Unallocated corporate assets					89,306	-
Consolidated total assets					1,675,786	3,321,716

LIABILITIES
Segment liabilities	1,550,262	1,346,402	214,273	-	1,764,535	1,346,402
Unallocated corporate liabilities					3,154,836	90,739
Consolidated total liabilities					4,919,371	1,437,141

Depreciation of fixed assets	35,056	64,835	330	-	35,386	64,835

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 23	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2012 and 2011 the customer who accounted for 10% or more of the Company's revenues is presented as follows:

	2012	2012	2012	2011	2011	2011
	Revenue	Percentage of Revenue	Trade accounts Receivable	Revenue	Percentage of Revenue	Trade accounts Receivable
	US$		US$	US$		US$
Customer A	580,696	23.71%	-	1,854,655	43.14%	229,917
Customer B	438,129	17.89%	78,302	131,196	3.05%	64,202
Customer C	355,416	14.51%	164,290	965,945	22.47%	473,841
Customer D	300,102	12.25%	44,086	529,798	12.32%	112,300
Customer E (note 1)	227,793	10.00%	-	228,948	5.32%	-
Total:	1,902,136	78.36%	286,678	3,710,542	86.29%	880,260

Note 1: Customer E is a related company in which the director of a subsidiary company has financial interests. The trade accounts receivables are transferred to amount due from related parties (Note 8(b)).

(b)	Major vendors

For the years ended December 31, 2012 and 2011, the vendor who accounted for 10% or more of the Company's purchases is presented as follows:

	2012	2012	2012	2011	2011	2011
	Purchase	Percentage of Purchase	Trade accounts Payable	Purchase	Percentage of Purchase	Trade accounts Payable
	US$		US$	US$		US$
Vendor A (note 2)	1,543,509	99.09%	-	2,745,012	97.86%	-

Note 2: Vendor A is a related company in which the director of a subsidiary company has financial interests. The trade accounts payables are transferred to offset with amount due from related parties (Note 8(b)).

(c)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)	Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 23	CONCENTRATIONS OF RISK (continued)

(e)	Economic and political risks

Substantially all of the Company's services are conducted in Malaysia and Asian region. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

(f)	Interest rate risks

As the Company has no significant interest-bearing assets, the Company's income and operating cash flows are substantially independent of changes in market interest rates.

The Company's interest-rate risk arises from bank borrowings and finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2012 and 2011, bank borrowings and finance lease were at fixed rates.

NOTE 24	COMMITMENTS AND CONTINGENCIES

The Company's commitments and contingencies are set out below as follows:-

(a)	The Company leases office premises for its operations in Hong Kong and Malaysia under operating leases. Aggregate rent charges were $165,515 and $169,523 for the years ended December 31, 2012 and 2011. Lease agreement in Hong Kong was expired in April 2013.

The Company currently leases administrative office to handle sale and trading business in Malaysia, which will be expired in November 2015.

As of December 31, 2012, future minimum rental payments under non-cancelable leases for the next three years are as follows:

Year ending December 31,	US$
2013	156,416
2014	142,577
2015	143,885

442,878

(b)	Under the Distribution Rights Agreement for M.A.G.I.C. Convergent Device, the Company is committed to issue shares under certain conditions as set out in Note 11.

(c)

As of December 31, 2012, the Company has issued financial guarantee to a financial institution in Malaysia for banking facilities granted to a related company which a director has financial interest. This guarantee has no fixed maturity date and no fee is charged to the issuance of financial guarantee to a related party.

In accordance with ASC 460 "Guarantees", a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

	2012	2011
	US$	US$
Total maximum amount of financial guarantee issued by the Company	417,426	415,943

(d)	As disclosed in Note 12 above, the Company has agreed to issue 2,205,376 shares for the acquisition of 5% of ATC. As at the date of this report, the Company still has not issued the shares as it is pending the delivery of the ATC shares, which has been extended to October 2012 which is still outstanding as at the date of this report. Subsequent to yearend in December 2013, the Company terminated the agreement and as a result it will not be issuing the shares relating to this agreement (Note 25).

CHINA MEDIA GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 25	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 31, 2013, the date these consolidated financial statements were issued, and determined that other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)	On October 29, 2013, the Company ("Purchaser") and Samata Ventures Sdn Bhd and Clixster Sdn. Bhd. (jointly referred to as the "Vendors") entered into a conditional Sale and Purchase Agreement ("SP Agreement") for the Company to acquire 63.2% equity interests in Clixster Mobile Sdn Bhd ("Clixster Mobile") from the Vendors. The purchase consideration is the issuance of 10,193,609,664 shares at a price of US$0.01 per share in the Company which represented approximately 90% of the enlarged issued share capital of the Company to the Vendors. Clixster Mobile, a company incorporated in Malaysia, is a mobile virtual network operator ("MVNO") and principally engaged in providing cellular and mobile broadband services.

This SP Agreement is conditional upon the satisfactory due diligence determined at both the Purchaser's and Vendor's respective discretion on or before January 31, 2014 (the "Long Stop Date") pursuant to the supplemental agreements dated December 23, 2013. If either the Company or the Vendor is not satisfied with the due diligence on or before the Long Stop Date or any later date as agreed by the parties, then the SP Agreement will be cancelled with no effect.

If the SP Agreement is successfully closed and the Company issues the above consideration shares to the Vendors, the Vendors shall be the new controlling shareholder of the Company.

At the date of this report, this transaction has not closed.

(b)	On December 23, 2013, the Company terminated the acquisition of 5% equity interests in Advancetech Communications Sdn. Bhd. As a result the Company no longer will issue any shares under the investment agreement signed on February 18, 2011.

(c)	On December 27 2013, the Company was approached by a third party to acquire certain subsidiaries of the Company. The Company has not made a determination at the date of this report.