Form 10-Q
period 2013-03-31
China Media Group CORP
filed 2014-06-23
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

CLIXSTER MOBILE GROUP INC

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No. 3, Jalan Sri Hartamas 7, Taman Sri Hartamas 50480 Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

Tel: +60 11221 12211      Fax: +60 3 2726 2640

-------------------------------------------------

(Company's Telephone Number, Including Area Code)

CHINA MEDIA GROUP CORPORATION

No. 55 Jalan Snuker 13/28, Tadisma Business Park,

Section 13, 40100 Shah Alam, Selangor Malaysia

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

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of May 31, 2014 was 11,307,232,960 shares of Common Stock, no par value.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", "CHMD", and "the Company" mean Clixster Mobile Group Inc. (formerly known as China Media Group Corporation) and its subsidiaries unless otherwise indicated.

PART I

Item 1.	Condensed Consolidated Financial Statements

Clixster Mobile Group Inc.

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Audited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2013

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012

Notes to Condensed Consolidated Financial Statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

		March 31 2013	December 31 2012
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		7,672	1,144
Trade receivables		754	-
Assets of operations held for sale	6	1,550,364	1,673,429
Prepayments, deposit and other receivables		285	1,213

Total current assets		1,559,075	1,675,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables		263	-
Other payables and accruals	7	739,407	699,033
Liabilities of operations held for sale	6	1,946,036	1,983,834
Option liabilities		236,504	236,504
Total current liabilities		2,922,210	2,919,371

Long-term debts:
Shareholder loans	8	2,000,000	2,000,000
		2,000,000	2,000,000

Total liabilities		4,922,210	4,919,371

Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2012: 1,113,623,296) shares issued and outstanding	4	2,580,543	2,580,543
Comprehensive income		182,521	171,343
Non-controlling interest		(36)	(36)
Accumulated deficits		(6,126,163)	(5,995,435)
Total stockholders' equity		(3,363,135)	(3,243,585)

Total liabilities and shareholders’ equity		1,559,075	1,675,786

The accompanying notes are an integral part of these condensed consolidated financial statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

		Three Months Ended 31 March
		2013	2012
	Notes	US$	US$

Net revenue		67,060	-
Cost of revenue		(45,912)	-
Gross profit		21,148	-

Operating expenses:
Administration expenses		(14,929)	-
Selling and distribution expenses		(949)	-
Profit from operations		5,270	-

Other income / (expenses)
Interest expenses		(40,777)	-

Loss before taxation		(35,507)	-

Taxation		-	-
Loss from continuing operations		(35,507)	-

(Loss)/ gain from discontinued operations, net of tax		(95,221)	271,298
Net (loss)/profit before uncontrolled interest		(130,728)	271,298

Non-controlling interest		-	-
Net (loss)/profit		(130,728)	271,298

Other comprehensive income
Foreign currency translation gain		11,178	-
Comprehensive (loss)/income		(119,550)	271,298

Basic and diluted profit per common share		(0.00)	0.00

Basic and diluted weighted average number of common shares *		1,113,623,296	558,779,837

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2013 and 2012 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Number of shares	Common Stock Amount	Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Shareholders Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2013 (Audited)	1,113,623,296	2,580,543	171,343	(5,995,435)	(36)	(3,243,585)

Comprehensive income - foreign currency translation gain	-	-	11,178	-	-	11,178
Net loss for the period	-	-	-	(130,728)	-	(130,728)

Balance at March 31, 2013	1,113,623,296	2,580,543	182,521	(6,126,163)	(36)	(3,363,135)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended March 31
	2013	2012
	US$	US$
Cash flows from operating activities:
Net (loss)/profit	(130,728)	271,298
Adjustment to reconcile net loss to net cash used in operating activities:
(Increase) / decrease in assets:
Trade receivables	(754)	-
Prepayments, deposit and other receivables	928	-
(Increase) / decrease in liabilities:
Trade payables	263	-
Other payables and accruals	40,374	-
Assets/liabilities of operations held for sale, net	85,267	(271,298)
Net cash used in operating activities	(4,650)	-

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities :
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(4,650)	-
Effect of exchange rate changes on cash and cash equivalents	11,178	-
Cash and cash equivalents - net, beginning	1,144	-

Cash and cash equivalents - net, ending	7,672	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

In June 2012, the Company acquired 100% equity interests of A-Team Resources Sdn. Bhd. (“ATeam”), a distributor of electronics and light appliances, at a consideration price of $2,011,607 by the issuance of 558,779,837 shares, at a price of $0.0036 per share.

The Group is engaged in the distribution of electronics and light appliances and the marketing and distribution of convergent devices and the consultancy of resources management. During the period, the Group derived its revenue from consultancy services and in the distribution of electronic products.

Subsequent to the period end, on January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, ATeam Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China.

Subsequent to the balance sheet date, on January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. (“Clixster Mobile”), a company incorporated in Malaysia by the issuance of 10,193,609,664 shares in the Company. Clixster Mobile is a mobile virtual network provider and principally engaged in providing cellular and mobile broadband services in Malaysia.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company Form 10-K filed with the Securities and Exchange Commission.

Subsequent to the reporting period, on January 15, 2014 we completed the sale of our distribution in light appliances and the advertising business in China (the “Disposed Business”) (Note 12(d)). As a result in this quarter, we reported the operating results of the Disposed Business as Discontinued Operations - Net of Tax in the condensed consolidated statement of income in all periods presented. In addition, the assets and liabilities associated with these businesses are reported as Asset of Operations Held for Sale and Liabilities of Operations Held For Sale in the condensed consolidation balance sheets (refer to Note 6).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full.

Principles of Consolidation

The condensed consolidated financial statements for the period ended March 31, 2013 include the financial statements of the Company, its wholly owned subsidiary CMG Resources Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited. The Company consolidated the 50% ownership company during the period as it controls the Board of Director of this company. Subsequent to the period of this report on January 15, 2014, the Company disposed its subsidiary companies namely Ren Ren Media Group Limited, Good World Investments Limited, ATeam Resources Sdn Bhd and its 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited (“collectively the Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Companies - Net of Tax in the condensed statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Discontinued Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

The results of subsidiaries acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net (Loss) Income per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period and year ended March 31, 2013 and December 31, 2012 respectively, are not presented as it would be anti-dilutive.

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

Assets held for sale

Non-current assets or disposal groups comprising assets and liabilities are classified as held for sale if it is highly probably that they will be recovered primarily through sale or distribution rather than through continuing use. Immediately before reclassification as held for sale, the assets and liabilities are remeasured in accordance with the Company’s other accounting policies. Any impairment loss on initial classification as held for sale and subsequent gains and losses on remeasurement are recognized in the profit and loss. Once classified as held for sale, property, plant and equipment are no longer depreciated.

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

The accounts of the Company's Hong Kong, Malaysia and China subsidiaries are maintained in Hong Kong dollars (HK), Malaysia Ringgit (RM) and Chinese Renminbi (RMB), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of March 31, 2013, the comprehensive income was $182,521.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2013, the Company operates in one reportable operating segment in Malaysia.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact to its financial position, results of operations or cash flows.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2013, the Company has incurred an accumulated deficits totaling $6,126,163 and its current liabilities exceed its current assets by $1,363,135. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock

In May 2012, the Company issued 711,009 shares of its common stock to a consultant for his services under the 2007 Stock Incentive Plan (Note 5).

On June 8, 2012 the Company issued 558,779,837 shares of its common stock in consideration for the acquisition of 100% equity interests in Ateam.

As of March 31, 2013, the Company had a total of 1,133,623,296 shares of its common stock issued and outstanding.

NOTE 5	STOCK OPTIONS

The Company adopted ASC 718 “Compensation - Stock Compensation” and requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

2002 Stock Option Plan

The 2002 Stock Option Plan was effective from October 2002 to October 2012 when it expired. This stock option plan allowed the rewarding of options to acquire common stock and the grant of incentive stock options to key employees and directors.

As at December 31, 2012 and March 31, 2013 the Company had 19,000,000 stock options outstanding under the 2002 Stock Option Plan, and the option liability was $236,504.

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

During the year 2007 to 2012, the Company had issued a total of 6,522,309 shares to its staff and consultants for their service provided.

As at March 31, 2013 and December 31, 2012, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

Subsequent to the period end, on January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, ATeam Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China. As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations - net of tax:

	Three Months Ended 31 March
	2013	2012
	US$	US$

Net revenue	135,220	1,201,436
Cost of revenue	(90,925)	(810,149)
Gross profit	44,295	391,287
Administration expenses	(130,544)	(155,195)
Selling and distribution expenses	-	(19,332)
(Loss)/profit from operations	(86,249)	216,760
Other income / (expenses)
Gain on foreign exchange	(371)	16,317
Bank charges	(1,305)	-
Other income	2,942	44,409
Interest income	(5,331)	11
Interest expenses	(4,907)	(6,199)
(Loss)/gain from discontinued operations before taxation	(95,221)	271,298
Taxation	-	-
(Loss)/ gain from discontinued operations, net of tax	(95,221)	271,298

The following table provides the components of assets and liabilities of operations held for sale:
	March 31 2013	December 31 2012
	(Unaudited)	(Audited)
	US$	US$
Current assets:
Cash and cash equivalents	-	37,576
Restricted cash	-	70,093
Trade receivables	753,453	869,412
Due from related parties	263,489	263,833
Prepayments, deposit and other receivables	414,910	313,941
Property and equipments, net	118,512	118,574

Assets of operations held for sale	1,550,364	1,673,429

Bank overdraft	40,091	-
Trade payables	44,984	46,739
Other payables and accruals	818,494	694,082
Short term debt	293,900	291,548
Due to related parties	362,505	493,338
Trade finance payables	86,372	148,467
Taxation payable	125,047	124,046
Obligations under finance lease - current	93,029	25,651
Obligations under finance leases - non-current	12,677	91,578
Term loans - non-current	68,937	68,385

Liabilities of operations held for sale	1,946,036	1,983,834

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

		March 31 2013	December 31 2012
		US$	US$

Accrued accounting, legal and consulting fees		65,228	64,228
Other payables	(a)	346,210	306,809
Potential tax penalty liability		310,000	310,000
Due to an officer of a subsidiary held for sale		17,969	17,996
		739,407	699,033

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties. These amounts are non- interest bearing and normally settled on an average term of 6 months.

NOTE 8	SHAREHOLDER LOAN

	March 31 2013	December 31 2012
	US$	US$

Shareholder loan	2,000,000	2,000,000

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on May 25, 2015.

NOTE 9	RELATED COMPANY TRANSACTIONS

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the three months ended March 31, 2013 was $40,750 (2012: nil).

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	INCOME TAXES

No provision was made for income tax for the three months ended March 31, 2013 and 2012, since the Company and its subsidiaries had significant net operating loss. In the three months ended March 31, 2013 and 2012, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $35,508 and $nil, respectively. Total net operating losses carry forward at March 31, 2013 and 2012, (i) for Federal and State purpose were $11,317,901 and $11,228,165, respectively and (ii) for its entities outside of the United States there were no tax loss carried forward at the end of each quarter. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2013 and 2012 was approximately $4,530,629 and $4,532,386, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2013	2012

Malaysia statutory rate	25%	25%
Valuation allowance - Malaysia rate	(25%)	(25%)
Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong rate	(16.5%)	(16.5%)
PRC China Enterprise Income Tax	25%	25%
Valuation allowance - PRC rate	(25%)	(25%)

Provision for income tax	-	-

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	COMMITMENTS AND CONTINGENCIES

(a)

The Company leases office premises for its operations in Malaysia under operating leases. Rental expenses under operating lease for the three month ended March 31, 2013 and 2012 were $1,182 and $nil, respectively.

As of March 31, 2013, the future minimum rental payments under non-cancelable operating leases in the next twelve months is $395.

NOTE 12	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through June 23, 2014, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)

Subsequent to the period ended March 31, 2013, on October 29, 2013, the Company ("Purchaser") and Samata Ventures Sdn Bhd (“Samata”) and Clixster Sdn. Bhd. (“CSB”) (jointly referred to as the "Vendors") entered into a conditional Sale and Purchase Agreement ("SP Agreement") for the Company to acquire 63.2% equity interests in Clixster Mobile Sdn Bhd ("Clixster Mobile") from the Vendors. The purchase consideration is the issuance of 10,193,609,664 shares at a price of US$0.01 per share in the Company which represented approximately 90% of the enlarged issued share capital of the Company to the Vendors. Clixster Mobile, a company incorporated in Malaysia, is a mobile virtual network operator ("MVNO") and principally engaged in providing cellular and mobile broadband services.

As announced in the Form 8K filed on February 5, 2014, on January 31, 2014, following the fulfillment of all the conditions set forth in and otherwise in accordance with the terms of the SP Agreement, this merger transaction was consummated and the Company issued to Samata and CSB 5,760,898,203 shares and 4,432,711,461 shares, respectively, for a total issuance of 10,193,609,664 shares in the Company, representing approximately 90.15% in the issued share capital of the Company.

On January 31, 2014 Samata transferred 4,301,422,970 to CSB and 1,459,475,233 shares to the newly appointed directors of the Company. After the above transfers, Samata did not hold any shares in the Company and CSB held a total of 8,734,134,431 shares, representing approximately 77.24% in the Company, becoming the new controlling shareholder of the Company.

Following the completion of the above transaction, Clixster Mobile became a 63.2% subsidiary of the Company.

(b)	On December 23, 2013 the Company terminated the acquisition of 5% equity interests in Advancetech Communications Sdn. Bhd. As a result, the Company no longer will issue any shares under the investment agreement signed on February 18, 2011.

(c)	In January 2014, the Company issued 10,193,609,664 shares of its common stock in consideration for the acquisition of 63.2% equity interests in Clixster Mobile Sdn Bhd.

(d)	On January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, ATeam Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China.

(e)	As announced in the Form 8K filed on January 16, 2014, the Company disposed of its interests in its subsidiaries Good World Investments Limited, ATeam Resources Sdn. Bhd., Beijing Ren Ren Health Culture Promotion Limited and Ren Ren Media Group Limited to KR Ventures Sdn. Bhd. for a consideration of US$5,000 and the assumption of certain debts in these companies. It resulted in an anticipated gain of $422,606 with a consideration receivable of $5,000, which is expected to be fully received in cash and use to settle Group’s liabilities within the next twelve months from the completion date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Overview

DESCRIPTION OF BUSINESS

OUR BACKGROUND. The Company was incorporated in Texas on October 1, 2002 and in 2005 changed its business focus to advertising and media in the emerging China market. Under the then new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market where global companies are rushing into China to try to grab and hold the attention of its 1.3 billion citizens.

Our mission then was to become one of China's new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this, the Company established 3 strategic business units being "Advertising", "Telecommunications and Mobile Computing", and "Products and Services".

We planned to offer advertising services in China. These advertising services would be targeted across all media thus we will offer our customers selective advertising on specific media for nationwide campaign. China's advertising industry is still young and fragmented. We aim to differ from other advertisers so that we can provide nationwide campaigns across all media spectrum. To this end, we will work to secure strategic ad placements in key cities in China so that our customers will have the ability to launch nationwide campaigns.

In June 2012, the Group acquired A-Team Resources Sdn. Bhd. a company that distributes light appliances products in South East Asia and Middle East to strengthen our Products and Services Business Unit.

As announced in a Form 8K filed on October 29, 2013, the Company and Samata Ventures Sdn Bhd (“Samata”) and Clixster Sdn Bhd (“CSB”) (jointly referred to as the “Vendors”) entered into a conditional Sales and Purchase Agreement (“SP Agreement”) for the Company to acquire 63.2% equity interests in Clixster Mobile Sdn Bhd (“CMSB”) from the Vendors.

On January 31, 2014 following the fulfillment of all the conditions set forth in and otherwise in accordance with the terms of the SP Agreement, this merger transaction was consummated and CMSB became a subsidiary of the Company. As a result of the closing of the SP Agreement, we will now focus our business plans to pursue the mobile virtual network operator (“MVNO”) business and to expand our telecommunication business unit with a focus on provision of mobile telecom service through a MVNO platform initially in Malaysia and then to other regions.

Upon the closing of the SP Agreement, the Company issued to Samata and CSB 5,760,898,203 shares and 4,432,711,461 shares in the Company, respectively, for a total issuance of 10,193,609,664 shares in the Company, representing approximately 90.15% in the issued share capital of the Company.

On January 31, 2014, Samata transferred 4,301,422,970 to CSB and 1,459,475,233 shares to the newly appointed directors of the Company. After the above transfers, Samata did not hold any shares in the Company and CSB held a total of 8,734,134,431 shares, representing approximately 77.24% in the Company, becoming the new controlling shareholder of the Company. On the same date following the completion of the SP Agreement, the changes to the board of directors were announced in the Form 8K filed on February 6, 2014. On June 17, 2014 CSB transferred 550,000,000 shares to one of the Company’s partners and after the transfer SCB held 8,184,134,431 shares representing approximately 72.38% in the Company.

On January 15, 2014 the Group disposed of its loss making light appliances and advertising operation. The management believes that this transaction affords the Company the opportunity to streamline its trading operation and focus on its Products and Services Business Unit.

At the date of this report, the Group will focus on its Telecommunications and Mobile Business Unit and its Products and Services Business Unit. The Group will terminate its adverting business until a viable advertising business opportunity is available.

2013 Products & Services Overview

We have established 3 business units namely “Advertising”, “Telecommunication and Mobile” and “Product Services”. A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. However the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which is difficult given the financial situation of the Group today. Therefore in 2012, we had determined to defocus from the BRR program and to focus on other advertising activities going forward. During the period, the Company did not derive any advertising income from the BRR project. In 2014, the Group divested from its investment in BRR and the Group will suspend the advertising business unit until other advertising opportunities that are synergistic to the Groups business.

Telecommunications Unit

In 2006, the Company announced the establishment of the Telecommunications and Mobile Computing Division to focus on the new media advertising where we would take advantage of new convergent devices for telecommunications advertising. The business of selling advertising and services through telecommunications media and devices is growing and the Group intends to enter into this business sector. No revenue has been generated from advertising through telecommunications media and devices during this reporting period.

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we are still waiting for the delivery of its commercial products in 2013. However, in 2014 we divested from this product and instead we determined to focus on other telecommunication products and services. In 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) operation in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business and the branding of Clixster Mobile in Malaysia and then throughout the region.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We intended to leverage on our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. We had a distribution of electronics and light electronics in 2012 but we ran into difficulties and the market conditions changed such that the Company recorded a loss in 2012. In view of our focus on Telecommunications we determined to divest of our investment in Ateam in 2014. Accordingly the sales and operational results were disclosed as Operations held for sale in the Company’s condensed consolidated balance sheet and income statement. During this quarter, we realized $67,060 in consulting services revenue from this business unit.

Industry Overview and Competition

Telecommunication Market

In Malaysia, the major mobile network operators (MNOs) are Maxis, Celcom and DiGi, and recently U-Mobile.  The big 3’s combined market size is over 36 million subscribers with a total annual turnover of RM23.8 billion or about USD7.8 billion in 2013.  The market breakdown indicated Maxis and Celcom have a mobile subscriber base of 13 million each and DiGi with 11 million.¹

Sectorial industry updates concur that year on year revenue growth has been strong, According to RHB Research Institute Sdn Bhd (RHB Research), it stated that on the year-on-year (y-o-y) basis, the four major telcos in the country namely Telekom Malaysia Bhd (TM) grew 11%; DiGi Telecommunication Bhd (DiGi) surged 9.7%; Celcom Axiata Bhd (Celcom) increased by 8% and Maxis Telecommunication Bhd (Maxis) captured a 4.5% growth.

During the first half of 2013, the communication subsector increased by 9.4% (January - June 2012: 9.5%) driven by expansion in the cellular segment on increased use of data services. As at end-June 2013, cellular phone subscriptions grew 9.1% to 42.6 million to reach a penetration rate of 143.4% (end-June 2012 : 10.7%; 39 million; 135.3%), with the prepaid segment dominating 83% of total subscriptions.²

The broadband segment continued to expand 6.9% to 6.2 million subscriptions with a penetration rate of 66.8% as at end-June 2013 (end-June 2012; 8.2%; 5.8 million; 63.7%). This was largely due to offerings of bundled services with attractive pricing plans and improved network coverage. Data remained as a growth driver in the industry, and is expected to grow 25% annual moving forward. The growth is fueled by penetration of smartphones and other internet ready devices.²

¹ Annual Reports of Maxis Berhad, DiGi.com Berhad and Axiata Group Berhad

² Malaysia Economic Report 2013/2014

Subscriber Market

Mobile penetration in Malaysia has long surpassed the 100.0% mark and is currently hovering around 143%¹; putting her as one of the countries in Asia Pacific with penetration rates above 100%. Out of 32 countries in Asia Pacific, Hong Kong ranked the highest penetration rate of 155.1% followed by Singapore with 153.4%.

By 2015, the Malaysian market is expected to reach a mobile subscriber base of over 50 million (as at 2013: 42.6 million¹). Although growth is expected to slow down as the market approaches saturation but it is still expected to register a CAGR of 6.0% from 2011-2015. Riding on increasing demand for internet access, 3G subscriptions reached 14.5 million with an annual growth of 41.0% in 2012 and is expected to cross 18.4 million by December 2013. Broadband internet has also been expanding strongly in recent years and as at first quarter of 2014, reached a 67% household penetration with more than half of households having some form of broadband access.¹

Greater affordability of mobile services, development of platforms and mobile enabled services including mobile payments, information services and educational tools) and entry of non traditional players into the ecosystem including technology companies and content provider are key indicators to the potential future growth opportunities of the market.

¹ MCMC : Pocket Book of Statistics, Q1 2014

Mobile Virtual Network Operator Market

The explosive growth of wireless is one of the most striking aspects of the telecom industry since the 1990s. Demand for low-cost and high-value cellular service has been driving the mobile industry towards price wars. As the industry continue to mature, Mobile Network Operators (MNO’s) recognize that future growth depends on the pursuit of new markets beyond the conventional method of direct acquisition of new subscribers. The growth driven by bundled service offerings with slashed rates is only a short-term remedy. A new strategic model through alliances with Mobile Virtual Network Operator (MVNO) offered a far sighted solution. The MVNO model is seen as both, a solution as well as an opportunity for MNOs to pursue new markets that present sustainable growth and retention.

MVNO’s typically do not own a network but lease the network of a service provider that does have a network. An MVNO business consists of managing two key relationships; Mobile Network Operator (MNO) and the end-users. MVNO provides mobile services without owning spectrum and relies on the MNO network infrastructure. Notably, this business arrangement allows smaller service providers to be focused on specific aspects of the mobile business by offering specialized services and enriching the industry service offerings through optimization usage of the network infrastructure.

MVNOs provide lower operational costs for mobile operators through billing, sales, customer service, marketing, increase revenue through new applications, value added services and attractive rates. As such, the opportunity for mobile operators to take advantage of MVNOs generally outweighs the competitive threat.

Type of MVNO’s

Discount	Provides very low call rates to market segments for example, the foreign workers market
Lifestyle	Focuses on specific niche market demographics for example on the high income executives with specific interests
Advertising-funded	Earns advertising revenue in order to provide free voice, SMS and data to its subscribers.
Ethnic	Provides services to certain ethnic groups in the country. For e.g. XOX caters to the Chinese community in Malaysia, other MVNOs like Lycamobile, Lebara, iCard Mobile, Globalcell Mobile and Dialog Vizz who target ethnic communities by providing inexpensive calls to their home country.
Data	Focuses on selling data subscriptions to end-users. Amazon in US and Dell in Japan are Data MVNOs. Merchantrade in Malaysia is a Data MVNO.

Examples of other MVNO’s in Malaysia

Merchantrade	A strong presence in the foreign workers’ in the country on Celcom network.
XOX	Focus to serve the Chinese community offering services riding on Maxis network
Redtone	Serving the small and medium-sized enterprises market segment. A spin-off of Redtone International Bhd riding on Maxis.
Tune Talk	A lifestyle service offering as sister companies Tune Hotels and Tune Money. Operates on Celcom’s network,
Smart Pinoy	A service zooming into over 700,000 Filipino migrant workers in Malaysia, A JV between Celcom and PLDT
Tron	Offering a yearlong validity for Tron user community numerous incentives. Rides on DiGi network,
MyEvolution	Malaysia’s first Machine-to-Machine (M2M) MVNO service on DiGi network.
Tesco	Affinity program via Clubcard (Tesco loyalty card) on Maxis network.
SpeakOut	Targeting students, youth, business travelers, tourists, migrant workers and telco-blacklisted individuals.
Buzz Me	A prepaid mobile services operating on U Mobile targeting the urban young market.
FRiENDi	A joint venture between Virgin Mobile Middle East & Africa and Kumpulan Perangsang Selangor
Altel	A MVNO under Puncak Semangat, within the Al-Bukhary group, in collaboration with CELCOM. No clear direction or target market

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $7,672 as of March 31, 2013; an increase from the previous period end of December 31, 2012. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Specifically, we hope to accomplish the steps as set out in this report to implement our business plan in respect of the newly acquired company, Clixster Mobile Sdn. Bhd., in developing and integrating the MVNO business. The success of our plans is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

We are not currently conducting any research and development activities, other than the continual development of our website. We do not anticipate conducting any other research and development activities in the near future. In the event that we expand our business scope, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment and open new office locations.

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2012

REVENUES.

For the three months period ended March 31, 2013, the Group has realized revenue of $67,060 and a cost of revenue of $45,912, achieving a gross profit of $21,148 from its continuing operations and there was no revenue, costs of sales and gross profit in 2012 from the continuing operations. For the three month period ended March 31, 2013, the Group has realized revenue of $135,220 and a cost of revenue of $90,925 achieving a gross profit of $44,295 from its business operations held for sale (Note 6). For the three months ended March 31, 2012, Group has realized revenue of $1,201,436 and a cost of revenue of $810,149 achieving a gross profit of $391,287 from its business operations held for sale (Note 6).

OPERATING EXPENSES.

For the three month period ended March 31, 2013, from our continuing operations, our gross profit was $21,148 and our total operating expenses were $15,878, all of which were selling, general and administrative expenses. We also had $40,777 in interest expenses and loss from our operations held for sale of $95,221 so that the net loss to our shareholders for the three months period ended March 31, 2013 was $130,728. For the three months ended March 31, 2012 the Group did not realize any results from continuing operation and realized a net profit from our operations held for sale of $271,298 so that the net profit to our shareholders for the three months period ended March 31, 2012 was $271,298.

For the three month period ended March 31, 2013, from our operation held for sale, our gross profit was $44,295 and our total operating expenses were $130,544, all of which were general and administrative expenses. We also had $4,907 in interest expenses, $5,331 in write back of interest income, loss on foreign exchange of $371, and bank charges $1,305 and other income of $2,942 so that the net loss to our shareholders for the three months period ended March 31, 2013 was $95,221 (Note 6). This is in comparison to the same period ended March 31, 2012 from operations held for sale, where our gross profit was $391,287 and our total operating expenses were $174,527, all of which were selling, general and administrative expenses. We also had $6,199 in interest expenses and gain on foreign exchange of $16,317 and other income of $44,409 and $11 in interest income, so that the net profit to our shareholders for the three months period ended March 31, 2012 was $271,298 (Note 6).

Liquidity and Capital Resources

As at March 31, 2013, the Company had cash and cash equivalents totaling $7,672, other current assets of $1039 consisting of trade receivables and prepayments, and assets of operations held for sale of $1,550,364. The total assets of the Company were $1,559,075 as of March 31, 2013. We also had current liabilities of $2,922,210 which were represented by $263 in trade payables, $739,407 in other payables and accruals, $236,504 in option liabilities and $1,946,036 in operations held for sale as of March 31, 2013. We also had $2,000,000 in long-term shareholders loan as of March 31, 2013, making our total liabilities $4,922,210.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2013.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2013 the Company incurred net losses of $130,728 and has accumulated losses of $6,126,163 as at March 31, 2013. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing and integrating its newly acquired MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner as the Company did not have proper staffing of accounting personnel to prepare the accounts in timely manner. However, this deficiency has since been rectified as we have now staffed 6 accountants in our accounting department to ensure that our financial reporting will be prepared and presented timely. Except for the staffing of the accounting department noted above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

2.1	Shareholders’ Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. And ATC Marketing Limited(5)
2.2	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (6)
2.3	Sale and Purchase Agreement between Good World Investments Limited and ECE Technologies Sdn. Bhd. (7)
2.4	Sale and Purchase Agreement between the Company and Samata Ventures Sdn Bhd and Clixster Sdn Bhd. (8)
2.5	Sale and Purchase Agreement between the Company and KR Global Ventures Sdn Bhd. (9)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(3)
3.2	Bylaws (1)
10.1	2007 Stock Incentive Plan (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 6, 2014.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 16, 2014.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clixster Mobile Group Inc
a Texas corporation

/s/ Noor Azlan Khamis
---------------------------------------
Noor Azlan Khamis
Chief Executive Officer

/s/ Mohd Suhaimi bin Rozali
---------------------------------------
Mohd Suhaimi bin Rozali
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Megat Radzman Megat Khairuddin	June 23, 2014
--------------------------------------------
Megat Radzman Megat Khairuddin
Its:	Chairman, Director

By:	/s/ Noor Azlan Khamis	June 23, 2014
--------------------------------------------
Noor Azlan Khamis
Its:	President, Chief Executive Officer, Director

By:	/s/ Andrew Hwan Lee	June 23, 2014
--------------------------------------------
Andrew Hwan Lee
Its:	Director

By:	/s/ Azrinaz Mazhar Hakim Mazhar	June 23, 2014
--------------------------------------------
Azrinaz Mazhar Hakim Mazhar
Its:	Director

By:	/s/ Ching Chiat Kwong	June 23, 2014
--------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd Mahyudin Zainal	June 23, 2014
--------------------------------------------
Mohd Mahyudin Zainal
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	June 23, 2014
--------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer