Form 10-Q
period 2013-06-30
China Media Group CORP
filed 2014-06-23
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

CLIXSTER MOBILE GROUP INC.

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

Clixster Mobile Group Inc.

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Audited)

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012

Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2013

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012

Notes to Condensed Consolidated Financial Statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

		June 30 2013	December 31 2012
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		5,309	1,144
Trade receivables		3,213	-
Assets of operations held for sale	6	1,511,695	1,673,429
Prepayments, deposit and other receivables		285	1,213

Total current assets		1,520,502	1,675,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables		257	-
Other payables and accruals	7	780,544	699,033
Liabilities of operations held for sale	6	1,932,540	1,983,834
Option liabilities		236,504	236,504
Total current liabilities		2,949,845	2,919,371

Long-term debts:
Shareholder loans	8	2,000,000	2,000,000
		2,000,000	2,000,000

Total liabilities		4,949,845	4,919,371

Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2012: 1,113,623,296) shares issued and outstanding	4	2,580,543	2,580,543
Comprehensive income		189,490	171,343
Non-controlling interest		(36)	(36)
Accumulated deficits		(6,199,340)	(5,995,435)
Total stockholders' equity		(3,429,343)	(3,243,585)

Total liabilities and shareholders’ equity		1,520,502	1,675,786

The accompanying notes are an integral part of these condensed consolidated financial statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

		Three Months Ended 30 June		Six Months Ended 30 June
		2013	2012	2013	2012
	Note	US$	US$	US$	US$

Net revenue		30,456	-	97,516	-
Cost of revenue		(18,728)	-	(64,640)	-
Gross profit		11,728	-	32,876	-

Operating expenses:
Administration expenses		(11,477)	(6,719)	(26,406)	(6,719)
Selling and distribution expenses		(976)	-	(1,925)	-
Total operating expenses		(12,453)	(6,719)	(28,331)	(6,719)

(Loss) / Profit from operations		(725)	(6,719)	4,545	(6,719)

Other income / (expenses)
Interest expenses		(40,825)	-	(81,602)	-

Net (loss) / profit from continuing operation		(41,550)	(6,719)	(77,057)	(6,719)

Discontinued operations, net of tax		(31,627)	(64,140)	(126,848)	207,158

Net (loss) / profit before uncontrolled interest		(73,177)	(70,859)	(203,905)	200,439

Uncontrolled interest		-	-	-	-

Net (loss) / profit		(73,177)	(70,859)	(203,905)	200,439

Other comprehensive income
Foreign currency translation gain		6,969	(8,135)	18,147	(8,135)
Comprehensive loss		(66,208)	(78,994)	(185,758)	192,304

Basic and diluted profit per common share		0.00	0.00	0.00	0.00

Basic and diluted weighted average number of common shares *		1,113,623,296	692,917,816	1,113,623,296	625,849,431

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and six months ended June 30, 2013 and 2012 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	Number of shares	Common Stock Amount	Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Shareholders Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2013 (Audited)	1,113,623,296	2,580,543	171,343	(5,995,435)	(36)	(3,243,585)

Comprehensive income - foreign currency translation gain	-	-	18,147	-	-	18,147
Net loss for the period	-	-	-	(203,905)	-	(203,905)

Balance at June 30, 2013	1,113,623,296	2,580,543	189,490	(6,199,340)	(36)	(3,429,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended June 30
	2013	2012
	US$	US$
Cash flows from operating activities:
Net (loss)/profit	(203,905)	200,439
Adjustment to reconcile net loss to net cash used in operating activities:
(Increase) / decrease in assets:
Trade receivables	(3,213)	-
Prepayments, deposits and other receivables	928	104
(Increase) / decrease in liabilities:
Trade payables	257	-
Other payables and accruals	81,511	5,536
Assets/liabilities of operations held for sale, net	110,440	(197,963)
Net cash (used in) / provided by operating activities	(13,982)	8,116

Cash flows from investing activities:
Acquisition of legal acquirer, net of cash	-	1,181
Net cash provided by investing activities	-	-

Cash flows from financing activities :
Net cash used in financing activities	-	-

Net (decrease) / increase in cash and cash equivalents	(13,982)	9,297
Effect of exchange rate changes on cash and cash equivalents	18,147	(8,135)
Cash and cash equivalents - net, beginning	1,144	-

Cash and cash equivalents - net, ending	5,309	1,162

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended June 30, 2013 include the financial statements of the Company, its wholly owned subsidiary CMG Resources Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited. The Company consolidated the 50% ownership company during the period as it controls the Board of Director of this company. Subsequent to the period of this report on January 15, 2014, the Company disposed its subsidiary companies namely Ren Ren Media Group Limited, Good World Investments Limited, ATeam Resources Sdn Bhd and its 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net (Loss) Income per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period and year ended June 30, 2013 and December 31, 2012 respectively, are not presented as it would be anti-dilutive.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong, Malaysia and China subsidiaries are maintained in Hong Kong dollars (HK), Malaysia Ringgit (RM) and Chinese Renminbi (RMB), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of June 30, 2013, the comprehensive income was $189,490.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2013, the Company operates in one reportable operating segment in Malaysia.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2013, the Company has incurred an accumulated deficits totaling $6,199,340 and its current liabilities exceed its current assets by $1,429,343. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2013, the Company had a total of 1,133,623,296 shares of its common stock issued and outstanding.

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

As at December 31, 2012 and June 30, 2013 the Company had 19,000,000 stock options outstanding under the 2002 Stock Option Plan, and the option liability was $236,504.

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan") allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On March 8, 2007, the Company registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8.

During the year 2007 to 2012, the Company had issued a total of 6,522,309 shares to its staff and consultants for their service provided.

As at June 30, 2013 and December 31, 2012, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of Discontinued operations - net of tax:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	US$	US$	US$	US$

Net revenue	-	776,608	135,220	1,978,044
Cost of revenue	-	(675,204)	(90,925)	(1,485,353)
Gross profit	-	101,404	44,295	492,691
Administration expenses	(31,267)	(120,779)	(161,811)	(275,974)
Selling and distribution expenses	-	(31,078)	-	(50,410)
(Loss)/profit from operations	(31,267)	(50,453)	(117,516)	166,307
Other income / (expenses)
Gain on foreign exchange	-	-	(371)	16,317
Bank charges	(272)	-	(1,577)	-
Other income	-	1,769	2,942	46,178
Interest income	-	13	(5,331)	24
Interest expenses	(88)	(15,469)	(4,995)	(21,668)
(Loss)/gain from discontinued operations before taxation	(31,627)	(64,140)	(126,848)	207,158
Taxation	-	-	-	-
(Loss)/ gain from discontinued operations, net of tax	(31,627)	(64,140)	(126,848)	207,158

The following table provides the components of assets and liabilities of operations held for sale:

	June 30 2013	December 31 2012
	(Unaudited)	(Audited)
	US$	US$
Current assets:
Cash and cash equivalents	-	37,576
Restricted cash	-	70,093
Trade receivables	734,436	869,412
Due from related parties	263,527	263,833
Prepayments, deposit and other receivables	395,284	313,941
Property and equipment, net	118,448	118,574

Assets of operations held for sale	1,511,695	1,673,429

Bank overdraft	42,262	-
Trade payables	43,848	46,739
Other payables and accruals	796,429	694,082
Short term debt	286,482	291,548
Due to related parties	394,078	493,338
Trade finance payables	84,192	148,467
Taxation payable	121,890	124,046
Obligations under finance lease - current	83,805	25,651
Obligations under finance leases - non-current	12,357	91,578
Term loans - non-current	67,197	68,385

Liabilities of operations held for sale	1,932,540	1,983,834

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

		June 30 2013	December 31 2012
		US$	US$

Accrued accounting, legal and consulting fees		35,228	64,228
Other payables	(a)	417,329	306,809
Potential tax penalty liability		310,000	310,000
Due to an officer of a subsidiary held for sale		17,987	17,996
		780,544	699,033

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties. These amounts are non- interest bearing and normally settled on an average term of 6 months.

NOTE 8	SHAREHOLDER LOAN

	June 30 2013	December 31 2012
	US$	US$

Shareholder loan	2,000,000	2,000,000

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on May 25, 2015.

NOTE 9	RELATED COMPANY TRANSACTIONS

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the six months ended June 30, 2013 was $81,500 (2012: $10,205).

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	INCOME TAXES

No provision was made for income tax for the six months ended June 30, 2013 and 2012, since the Company and its subsidiaries had significant net operating loss. In the six months ended June 30, 2013 and 2012, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $42,495 and $5,657, respectively. Total net operating losses carry forward at June 30, 2013 and 2012, (i) for Federal and State purpose were $11,359,450 and $11,233,822, respectively and (ii) for its entities outside of the United States there were no tax loss carried forward at the end of the respective quarter end. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2013 and 2012 was approximately $4,547,627 and $4,532,386, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

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

(a)

The Company leases office premises for its operations in Malaysia under operating leases. Rental expenses under operating lease for the six month ended June 30, 2013 and 2012 were $2,354 and $nil, respectively.

As of June 30, 2013 future minimum rental payments under non-cancelable operating leases in the next 12 months is $395.

NOTE 12	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through June 23, 2014, the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)

Subsequent to the period end, on October 29, 2013, the Company ("Purchaser") and Samata Ventures Sdn Bhd (“Samata”) and Clixster Sdn. Bhd. (“CSB”) (jointly referred to as the "Vendors") entered into a conditional Sale and Purchase Agreement ("SP Agreement") for the Company to acquire 63.2% equity interests in Clixster Mobile Sdn Bhd ("Clixster Mobile") from the Vendors. The purchase consideration is the issuance of 10,193,609,664 shares at a price of US$0.01 per share in the Company which represented approximately 90% of the enlarged issued share capital of the Company to the Vendors. Clixster Mobile, a company incorporated in Malaysia, is a mobile virtual network operator ("MVNO") and principally engaged in providing cellular and mobile broadband services.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

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

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We intended to leverage on our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. We had a distribution of electronics and light electronics in 2012 but we ran into difficulties and the market conditions changed such that the Company recorded a loss in 2012. In view of our focus on Telecommunications we determined to divest of our investment in Ateam in 2014. Accordingly the sales and operational results were disclosed as Operations held for sale in the Company’s condensed consolidated balance sheet and income statement. During this quarter, we realized $30,456 in consulting services revenue from this business unit.

Industry Overview and Competition

Telecommunication Market

In Malaysia, the major mobile network operators (MNOs) are Maxis, Celcom and DiGi, and recently U-Mobile.  The big 3’s combined market size is over 36 million subscribers with a total annual turnover of RM23.8 billion or about USD7.6 billion in 2013.  The market breakdown indicated Maxis and Celcom have a mobile subscriber base of 13 million each and DiGi with 11 million.¹

Sectorial industry updates concur that year on year revenue growth has been strong, According to RHB Research Institute Sdn Bhd (RHB Research), it stated that on the year-on-year (y-o-y) basis, the four major telcos in the country namely Telekom Malaysia Bhd (TM) grew 11%; DiGi Telecommunication Bhd (DiGi) surged 9.7%; Celcom Axiata Bhd (Celcom) increased by 8% and Maxis Telecommunication Bhd (Maxis) captured a 4.5% growth.

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

By 2015, the Malaysian market is expected to reach a mobile subscriber base of over 50 million (as at 2013: 42.6 million¹). Although growth is expected to slow down as the market approaches saturation but it is still expected to register a CAGR of 6.0% from 2011-2015. Riding on increasing demand for internet access, 3G subscriptions reached 14.5 million with an annual growth of 41.0% in 2012 and is expected to cross 18.4 million by December 2013. Broadband internet has also been expanding strongly in recent years and as at first quarter of 2014, reached a 67% household penetration with more than half of households having some form of broadband access.¹

Greater affordability of mobile services, development of platforms and mobile enabled services including mobile payments, information services and educational tools) and entry of non-traditional players into the ecosystem including technology companies and content provider are key indicators to the potential future growth opportunities of the market.

¹ MCMC: Pocket Book of Statistics, Q1 2014

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

We have cash and cash equivalents of $5,309 as of June 30, 2013; an increase from the previous period end of December 31, 2012. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2012

REVENUES

For the three months period ended June 30, 2013, the Group has realized revenue of $30,456 and a cost of revenue of $18,728, achieving a gross profit of $11,728 from its continuing operations and there was no revenue, costs of sales and gross profit in 2012 from the continuing operations. For the three month period ended June 30, 2013, the Group had no revenue, cost of sales and gross profits from its business operations held for sale (Note 6). For the three months ended June 30, 2012, Group has realized revenue of $776,608 and a cost of revenue of $675,204 achieving a gross profit of $101,404 from its business operations held for sale (Note 6).

For the six months period ended June 30, 2013, the Group has realized revenue of $97,516 and a cost of revenue of $64,640, achieving a gross profit of $32,876 from its continuing operations and there was no revenue, costs of sales and gross profit in 2012 from the continuing operations. For the six month period ended June 30, 2013, the Group has realized revenue of $135,220 and a cost of revenue of $90,925 achieving a gross profit of $44,295 from its business operations held for sale (Note 6). For the six months ended June 30, 2012, Group has realized revenue of $1,978,044 and a cost of revenue of $1,485,353 achieving a gross profit of $492,691 from its business operations held for sale (Note 6).

OPERATING EXPENSES

For the three month period ended June 30, 2013, from our continuing operations, our gross profit was $11,728 and our total operating expenses were $12,453, all of which were selling, general and administrative expenses. We also had $40,825 in interest expenses and loss from our operations held for sales of $31,627 so that the net loss to our shareholders for the three months period ended June 30, 2013 was $73,177. This was in comparison in the three months period ended June 30, 2012 where we had no gross profit and we had general expenses of $6,719 and a loss of $64,140 from our operations held for sale, resulting in a loss of $70,859 to our shareholders.

For the three month period ended June 30, 2013, from our operation held for sale, we had no gross profit and our total operating expenses were $31,268, all of which were general and administrative expenses. We also had $88 in interest expenses and bank charges $272 so that the net loss from operations held for sale for the three months period ended June 30, 2013 was $31,628 (Note 6). This is in comparison to the same period ended June 30, 2012 from operations held for sale, where our gross profit was $101,404 and our total operating expenses were $151,857, all of which were selling, general and administrative expenses. We also had $15,469 in interest expenses, interest income of $13 and other income of $1,769 so that the net loss from operations held for sale for the three months period ended June 30, 2012 was $64,140 (Note 6).

For the six month period ended June 30, 2013, from our continuing operations, our gross profit was $32,876 and our total operating expenses were $28,331, all of which were selling, general and administrative expenses. We also had $81,602 in interest expenses and loss from our operations held for sales of $126,848 so that the net loss to our shareholders for the six months period ended June 30, 2013 was $203,905. This was in comparison in the six months period ended June 30, 2012 where we had no gross profit and we had general expenses of $6,719 and a profit of $207,158 from our operations held for sale, resulting in a profit of $200,439 to our shareholders.

For the six month period ended June 30, 2013, from our operation held for sale, our gross profit was $44,295 and our total operating expenses were $161,812, all of which were general and administrative expenses. We also had $4,995 in interest expenses, $5,331 in write back of interest income, loss on foreign exchange of $371, and bank charges $1,577 and other income of $2,942 so that the net loss from our operations held for sale for the six months period ended June 30, 2013 was $126,849 (Note 6). This is in comparison to the same period ended June 30, 2012 from operations held for sale, where our gross profit was $492,691 and our total operating expenses were $326,384, all of which were selling, general and administrative expenses. We also had $21,668 in interest expenses and gain on foreign exchange of $16,317 and other income of $46,178 and interest income of $24, so that the net profit from our operation held for sale for the six months period ended June 30, 2012 was $207,158 (Note 6).

Liquidity and Capital Resources

As at June 30, 2013, the Company had cash and cash equivalents totaling $5,309, other current assets of $3,498 consisting of trade receivables and prepayments, and assets of operations held for sale of $1,511,695. The total assets of the Company were $1,520,502 as of June 30, 2013. We also had current liabilities of $2,949,845 which were represented by $257 in trade payables, $780,544 in other payables and accruals, $236,504 in option liabilities and $1,932,540 in operations held for sale as of June 30, 2013. We also had $2,000,000 in long-term shareholders loan as of June 30, 2013, making our total liabilities $4,949,845.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2013.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the six months ended June 30, 2013 the Company incurred net losses of $203,905 and has accumulated losses of $6,199,340 as at June 30, 2013. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing and integrating its newly acquired MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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