Form 10-Q
period 2013-09-30
China Media Group CORP
filed 2014-06-23
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Clixster Mobile Group Inc.

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Audited)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2013

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012

Notes to Condensed Consolidated Financial Statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

		September 30 2013	December 31 2012
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		9,448	1,144
Trade receivables		3,079	-
Assets of operations held for sale	6	1,468,081	1,673,429
Prepayments, deposit and other receivables		285	1,213

Total current assets		1,480,893	1,675,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables		14,488	-
Other payables and accruals	7	811,045	699,033
Liabilities of operations held for sale	6	1,890,553	1,983,834
Option liabilities		-	236,504
Total current liabilities		2,716,086	2,919,371

Long-term debts:
Shareholder loans	8	2,000,000	2,000,000
		2,000,000	2,000,000

Total liabilities		4,716,086	4,919,371

Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2012: 1,113,623,296) shares issued and outstanding	4	2,580,543	2,580,543
Comprehensive income		200,608	171,343
Non-controlling interest		(36)	(36)
Accumulated deficits		(6,016,308)	(5,995,435)
Total stockholders' equity		(3,235,193)	(3,243,585)

Total liabilities and shareholders’ equity		1,480,893	1,675,786

The accompanying notes are an integral part of these condensed consolidated financial statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

		Three Months Ended 30 September		Nine Months Ended 30 September

		2013	2012	2013	2012
	Note	US$	US$	US$	US$

Net revenue		27,711	-	125,227	-
Cost of revenue		(16,904)	-	(81,544)	-
Gross profit		10,807	-	43,683	-

Operating expenses:
Administration expenses		(10,255)	(6,535)	(36,661)	(13,254)
Selling and distribution expenses		(943)	-	(2,868)	-
Total operating expenses		(11,198)	(6,535)	(39,529)	(13,254)

(Loss) / Profit from operations		(391)	(6,535)	4,154	(13,254)

Other income / (expenses)
Write off of option liability		236,504	-	236,504	-
Interest expenses		(40,750)	-	(122,352)	-

Profit / (loss) from continuing operations		195,363	(6,535)	118,306	(13,254)

Discontinued operations, net of tax		(12,331)	89,893	(139,179)	297,051

Profit / (loss) before uncontrolled interest		183,032	83,358	(20,873)	283,797

Uncontrolled interest		-	-	-	-

Net profit / (loss)		183,032	83,358	(20,873)	283,797

Other comprehensive income
Foreign currency translation gain		11,118	75,230	29,265	67,095
Comprehensive profit		194,150	158,588	8,392	350,892

Basic and diluted profit per common share		0.00	0.00	0.00	0.00

Basic and diluted weighted average number of common shares *		1,113,623,296	1,113,623,296	1,113,623,296	789,627,116

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months ended September 30, 2013 and 2012 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Number of shares	Common Stock Amount	Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Shareholders Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2013 (Audited)	1,113,623,296	2,580,543	171,343	(5,995,435)	(36)	(3,243,585)

Comprehensive income - foreign currency translation gain	-	-	29,265	-	-	29,265
Net loss for the period	-	-	-	(20,873)	-	(20,873)

Balance at September 30, 2013	1,113,623,296	2,580,543	200,608	(6,016,308)	(36)	(3,235,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended September 30
	2013	2012
	US$	US$
Cash flows from operating activities:
Net (loss)/profit	(20,873)	283,797
Adjustment to reconcile net loss to net cash used in operating activities:
(Increase) / decrease in assets:
Trade receivables	(3,079)	-
Prepayments, deposits and other receivables	928	104
(Increase) / decrease in liabilities:
Trade payables	14,488	-
Other payables and accruals	112,012	10,570
Option liabilities	(236,504)	-
Assets/liabilities of operations held for sale, net	112,067	(361,603)
Net cash (used in) provided by operating activities	(20,961)	(67,132)

Cash flows from investing activities:
Acquisition of legal acquirer, net of cash	-	1,181
Net cash provided by investing activities	-	-

Cash flows from financing activities :
Net cash used in financing activities	-	-

Net (decrease) / increase in cash and cash equivalents	(20,961)	(65,951)
Effect of exchange rate changes on cash and cash equivalents	29,265	67,095
Cash and cash equivalents - net, beginning	1,144	-

Cash and cash equivalents - net, ending	9,448	1,144

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended September 30, 2013 include the financial statements of the Company, its wholly owned subsidiary CMG Resources Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited. The Company consolidated the 50% ownership company during the period as it controls the Board of Director of this company. Subsequent to the period of this report on January 15, 2014, the Company disposed its subsidiary companies namely Ren Ren Media Group Limited, Good World Investments Limited, ATeam Resources Sdn Bhd and its 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net (Loss) Income per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period and year ended September 30, 2013 and December 31, 2012 respectively, are not presented as it would be anti-dilutive.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong, Malaysia and China subsidiaries are maintained in Hong Kong dollars (HK), Malaysia Ringgit (RM) and Chinese Renminbi (RMB), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2013, the comprehensive income was $200,608.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2013, the Company operates in one reportable operating segment in Malaysia.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2013, the Company has incurred an accumulated deficits totaling $6,016,308 and its current liabilities exceed its current assets by $1,235,193. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2013, the Company had a total of 1,133,623,296 shares of its common stock issued and outstanding.

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

As at December 31, 2012 the Company had 19,000,000 stock options outstanding under the 2002 Stock Option Plan, and the option liability was $236,504. During the period, the 19,000,000 stock options were forfeited. As at September 30, 2013 there was no outstanding stock option under the 2002 Stock Option Plan and there was no option liability.

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

As at September 30, 2013 and December 31, 2012, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of Discontinued operations - net of tax:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	US$	US$	US$	US$

Net revenue	-	578,218	135,220	2,556,262
Cost of revenue	-	306,832	(90,925)	1,792,185
Gross profit	-	271,386	44,295	764,077
Administration expenses	(12,074)	(105,149)	(173,885)	(381,123)
Selling and distribution expenses	-	(24,599)	-	(75,009)
(Loss)/profit from operations	(12,074)	141,638	(129,590)	307,945
Other income / (expenses)
Gain on foreign exchange	-	-	(371)	16,317
Bank charges	(193)	-	(1,770)	-
Other income	-	(1,502)	2,942	44,676
Interest income	-	-	(5,331)	24
Interest expenses	(64)	(50,243)	(5,059)	(71,911)
(Loss) / gain from discontinued operations before taxation	(12,331)	89,893	(139,179)	297,051
Taxation	-	-	-	-
(Loss) / gain from discontinued operations, net of tax	(12,331)	89,893	(139,179)	297,051

The following table provides the components of assets and liabilities of operations held for sale:

	September 30 2013	December 31 2012
	(Unaudited)	(Audited)
	US$	US$
Current assets:
Cash and cash equivalents	-	37,576
Restricted cash	-	70,093
Trade receivables	703,836	869,412
Due from related parties	263,231	263,833
Prepayments, deposit and other receivables	382,629	313,941
Property and equipments, net	118,385	118,574

Assets of operations held for sale	1,468,081	1,673,429

Bank overdraft	37,774	-
Trade payables	42,021	46,739
Other payables and accruals	766,252	694,082
Short term debt	274,546	291,548
Due to related parties	419,376	493,338
Trade finance payables	80,684	148,467
Taxation payable	116,812	124,046
Obligations under finance lease - current	76,849	25,651
Obligations under finance leases - non-current	11,842	91,578
Term loans - non-current	64,397	68,385

Liabilities of operations held for sale	1,890,553	1,983,834

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

		September 30 2013	December 31 2012
		US$	US$

Accrued accounting, legal and consulting fees		35,228	64,228
Other payables	(a)	447,827	306,809
Potential tax penalty liability		310,000	310,000
Due to an officer of a subsidiary held for sale		17,990	17,996
		811,045	699,033

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties. These amounts are non- interest bearing and normally settled on an average term of 6 months.

NOTE 8	SHAREHOLDER LOAN

	September 30 2013	December 31 2012
	US$	US$

Shareholder loan	2,000,000	2,000,000

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on May 25, 2015.

NOTE 9	RELATED COMPANY TRANSACTIONS

On November 25, 2005, a subsidiary of the Company signed a loan agreement with one of its major shareholder, Central High Limited for a loan of $2,000,000. This long term shareholder loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the nine months ended September 30, 2013 was $122,250 (2012: $50,955).

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	INCOME TAXES

No provision was made for income tax for the nine months ended September 30, 2013 and 2012, since the Company and its subsidiaries had significant net operating loss. In the nine months ended September 30, 2013 and 2012, the Company and its subsidiaries incurred net operating results for tax purposes of approximately gain of $194,934 and loss of $6,531, respectively. Total net operating losses carry forward at September 30, 2013 and 2012, (i) for Federal and State purpose were $11,164,087 and $11,240,353, respectively and (ii) for its entities outside of the United States there were no tax loss carried forward for the respective quarter end. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2013 and 2012 was approximately $4,69,653 and $4,529,773, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

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

(a)

The Company leases office premises for its operations in Malaysia under operating leases. Rental expenses under operating lease for the nine month ended September 30, 2013 and 2012 were $3,486 and nil, respectively.

As of September 30, 2013 future minimum rental payments under non-cancelable operating leases in the next 12 months is $395.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We intended to leverage on our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. We had a distribution of electronics and light electronics in 2012 but we ran into difficulties and the market conditions changed such that the Company recorded a loss in 2012. In view of our focus on Telecommunications we determined to divest of our investment in Ateam in 2014. Accordingly the sales and operational results were disclosed as Operations held for sale in the Company’s condensed consolidated balance sheet and income statement. During this quarter, we realized $27,711 in consulting services revenue from this business unit.

Industry Overview and Competition

Telecommunication Market

In Malaysia, the major mobile network operators (MNOs) are Maxis, Celcom and DiGi, and recently U-Mobile.  The big 3’s combined market size is over 36 million subscribers with a total annual turnover of RM23.8 billion or about USD7.3 billion in 2013.  The market breakdown indicated Maxis and Celcom have a mobile subscriber base of 13 million each and DiGi with 11 million.¹

Sectorial industry updates concur that year on year revenue growth has been strong, According to RHB Research Institute Sdn Bhd (RHB Research), it stated that on the year-on-year (y-o-y) basis, the four major telcos in the country namely Telekom Malaysia Bhd (TM) grew 11%; DiGi Telecommunication Bhd (DiGi) surged 9.7%; Celcom Axiata Bhd (Celcom) increased by 8% and Maxis Telecommunication Bhd (Maxis) captured a 4.5% growth.

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

We have cash and cash equivalents of $9,448 as of September 30, 2013; an increase from the previous period end of December 31, 2012. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2012

REVENUES

For the three months period ended September 30, 2013, the Group has realized revenue of $27,711 and a cost of revenue of $16,904, achieving a gross profit of $10,807 from its continuing operations and there was no revenue, costs of sales and gross profit in 2012 from the continuing operations. For the three month period ended September 30, 2013, the Group had no revenue, cost of sales and gross profits from its business operations held for sale (Note 6). For the three months ended September 30, 2012, Group has realized revenue of $578,218 and a cost of revenue of $306,832 achieving a gross profit of $271,386 from its business operations held for sale (Note 6).

For the nine months period ended September 30, 2013, the Group has realized revenue of $125,227 and a cost of revenue of $81,544, achieving a gross profit of $43,683 from its continuing operations and there was no revenue, costs of sales and gross profit in 2012 from the continuing operations. For the nine month period ended September 30, 2013, the Group has realized revenue of $135,220 and a cost of revenue of $90,925 achieving a gross profit of $44,295 from its business operations held for sale (Note 6). For the nine months ended September 30, 2012, Group has realized revenue of $2,556,262 and a cost of revenue of $1,792,185 achieving a gross profit of $764,077 from its business operations held for sale (Note 6).

OPERATING EXPENSES

For the three month period ended September 30, 2013, from our continuing operations, our gross profit was $10,807 and our total operating expenses were $11,198, all of which were selling, general and administrative expenses. In addition, we have a write back of option liability of $236,504. We also had $40,750 in interest expenses and loss from our operations held for sales of $12,331 so that the net profit to our shareholders for the three months period ended September 30, 2013 was $182,032. This was in comparison in the three months period ended September 30, 2012 where we had no gross profit and we had general expenses of $6,535 and a profit of $89,893 from our operations held for sale, resulting in a profit of $83,358 to our shareholders.

For the three month period ended September 30, 2013, from our operation held for sale, we had no gross profit and our total operating expenses were $12,074, all of which were general and administrative expenses. We also had $64 in interest expenses and bank charges $193 so that the net loss from operations held for sale for the three months period ended September 30, 2013 was $12,331 (Note 6). This is in comparison to the same period ended September 30, 2012 from operations held for sale, where our gross profit was $271,386 and our total operating expenses were $129,748, all of which were selling, general and administrative expenses. We also had $50,243 in interest expenses and write back of other income of $1,502 so that the net profit from operations held for sale for the three months period ended September 30, 2012 was $89,893 (Note 6).

For the nine month period ended September 30, 2013, from our continuing operations, our gross profit was $43,683 and our total operating expenses were $39,529, all of which were selling, general and administrative expenses. In addition, we have a write back of option liability of $236,504. We also had $122,352 in interest expenses and loss from our operations held for sales of $139,179 so that the net loss to our shareholders for the nine months period ended September 30, 2013 was $20,873. This was in comparison in the nine months period ended September 30, 2012 where we had no gross profit and we had general expenses of $13,254 and a profit of $297,051 from our operations held for sale, resulting in a profit of $283,797 to our shareholders.

For the nine month period ended September 30, 2013, from our operation held for sale, our gross profit was $44,295 and our total operating expenses were $173,885, all of which were general and administrative expenses. We also had $5,059 in interest expenses, $5,331 in write back of interest income, loss on foreign exchange of $371, and bank charges $1,770 and other income of $2,942 so that the net loss from our operations held for sale for the nine months period ended September 30, 2013 was $139,179 (Note 6). This is in comparison to the same period ended September 30, 2012 from operations held for sale, where our gross profit was $764,077 and our total operating expenses were $456,132, all of which were selling, general and administrative expenses. We also had $71,911 in interest expenses and gain on foreign exchange of $16,317 and other income of $44,676 and $24 in interest income, so that the net profit from our operations held for sale for the nine months period ended September 30, 2012 was $297,051 (Note 6).

Liquidity and Capital Resources

As at September 30, 2013, the Company had cash and cash equivalents totaling $9,448, other current assets of $3,364 consisting of trade receivables and prepayments, and assets of operations held for sale of $1,468,081. The total assets of the Company were $1,480,893 as of September 30, 2013. We also had current liabilities of $2,716,086 which were represented by $14,488 in trade payables, $811,045 in other payables and accruals, and $1,890,553 in operations held for sale as of September 30, 2013. We also had $2,000,000 in long-term shareholders loan as of September 30, 2013, making our total liabilities $4,716,086.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2013.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the nine months ended September 30, 2013 the Company incurred net losses of $20,873 and has accumulated losses of $6,016,308 as at September 30, 2013. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations and seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing and integrating its newly acquired MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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