Form 10-K
period 2013-12-31
China Media Group CORP
filed 2014-07-16
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

----------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

-----------------------------------------

Commission File Number: 000-50431

CLIXSTER MOBILE GROUP INC.

------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
(State or other jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of incorporation or organization)	Classification Code Number)	Identification No.)

No. 3, Jalan Sri Hartamas 7, Taman Sri Hartamas 50480 Kuala Lumpur, Malaysia	N/A
(Address of Company's principal executive offices)	(Zip Code)

Tel: +601122112211   Fax: +60327262640

(Company's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------ None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (488,176,791 shares) of the registrant based upon the per share closing price of $0.0195 on December 31, 2013 was approximately $9,519,447.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of May 31, 2014, there were 11,307,232,960 no par value common stock of the Company issued and outstanding.

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

References to "Company", "CHMD", "we", "our" means Clixster Mobile Group Inc. (fka China Media Group Corporation) and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

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

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	36

SIGNATURES	38

PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

OUR BACKGROUND. The Company was incorporated in Texas on October 1, 2002 and in 2005 changed its business focus to advertising and media in the emerging China market. Under the then new management, the Company commenced to position the Company to capitalize on the growth of the Chinese advertising market.

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

We planned to offer advertising services in China. These advertising services would be targeted across all media thus we will offer our customers selective advertising on specific media for nationwide campaign. We aimed to differ from other advertisers so that we can provide nationwide campaigns across all media spectrum. However due to the high investment costs, we were not able to raise the capital to implement our business plans.

In June 2012, the Group acquired A-Team Resources Sdn. Bhd. a company that distributes light appliances products in South East Asia and Middle East to strengthen our Products and Services Business Unit. The Company issued 558,779,837 shares in the Company, representing 51% of the then enlarged share capital of the Company. The transaction was accounted for in substance as a reverse acquisition of the Company by ATeam since the stockholders of ATeam owned a majority of the Company's voting power immediately following the acquisition and ATeam's management assumed operational, management and governance control. For accounting purposes, ATeam shall be the accounting acquirer and or the surviving entity. Accordingly, the historical financial statements are those of Ateam, the accounting acquirer, immediately following the consummation of the reverse merger.

As announced in a Form 8K filed on October 29, 2013, the Company and Samata Ventures Sdn Bhd (“Samata”) and Clixster Sdn Bhd (“CSB”) (jointly referred to as the “Vendors”) entered into a conditional Sales and Purchase Agreement (“SP Agreement”) for the Company to acquire 63.2% equity interests in Clixster Mobile Sdn Bhd (“CMSB”) from the Vendors.

On January 15, 2014, the Group disposed of its loss making light appliances and advertising operation. The management believes that this transaction affords the Company the opportunity to streamline its trading operation and focus on its Products and Services Business Unit.

On January 31, 2014, this merger transaction was consummated and CMSB became a subsidiary of the Company. As a result of the closing of the SP Agreement, we will now focus our business plans to pursue the mobile virtual network operator (“MVNO”) business and to expand our Telecommunication Business Unit with a focus on provision of mobile telecom service through a MVNO platform initially in Malaysia and then to other regions.

Upon the closing of the SP Agreement, the Company issued to Samata and CSB 5,760,898,203 shares and 4,432,711,461 shares in the Company, respectively, for a total issuance of 10,193,609,664 shares in the Company, representing approximately 90.15% in the issued share capital of the Company.

On January 31, 2014, Samata transferred 4,301,422,970 to CSB and 1,459,475,233 shares to the newly appointed directors of the Company. After the above transfers, Samata did not hold any shares in the Company and CSB held a total of 8,734,134,431 shares, representing approximately 77.24% in the Company, becoming the new controlling shareholder of the Company. On the same date following the completion of the SP Agreement, the changes to the board of directors were announced in the Form 8K filed on February 6, 2014. In June 2014, CSB transferred 550,000,000 shares to one of the Company’s partners and after the transfer CSB held 8,184,134,431 shares, representing approximately 72.38% in the Company.

At the date of this report, the Group will focus on its Telecommunications and Mobile Business Unit and its Products and Services Business Unit. The Group will suspend its adverting business until a viable advertising business opportunity is identified.

OUR BUSINESS REVIEW AND FUTURE STRATEGY.

The consumer electronics and light appliances business in 2013 faced a very competitive environment from other low costs manufacturer. The management took the view to restructure and rationalize the operation so that it can face the challenges ahead. In 2013, the Group rationalize the trading operation for consumer electronics and light appliances products with a view to reduce costs. To a certain extent it was successful however, we were not able to be competitive in face of the competitive environment.

In October 2013, the Company entered into the SP Agreement to acquire Clixster Mobile, a MVNO company engages in the provisioning of cellular and mobile broadband services in Malaysia. The provisioning of cellular and mobile broadband business is an exciting and growth industry as more people rely on the mobile network to enhance their daily lives. This acquisition will change the direction of the Company from a trading in consumer electronics and light appliances to a service company providing cellular and mobile data services complementing our existing Telecommunication Business Unit. This acquisition closed on January 31, 2014. Therefore the review of operation and business contained in this report as set out below will focus on the existing business of trading in consumer electronics and light appliances, consulting business and the telecom MVNO business.

2013 Products & Services Overview

We have established 3 business units namely “Advertising”, “Telecommunication and Mobile” and “Product Services”. A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. However the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which is difficult given the financial situation of the Group. Therefore in 2012, we had determined to defocus from the BRR program and to focus on other advertising activities going forward. During the year, the Company did not derive any advertising income from the BRR project. In 2014, the Group divested from its investment in BRR and the Group has suspended the advertising business unit until other advertising opportunities that are synergistic to the Group’s business are identified.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. Our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we were still waiting for the delivery of its commercial products in 2013. However, in 2014, we divested from this product and instead we determined to focus on other telecommunication products and services. In 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business to compliment and strengthen this Business Unit, and the branding of Clixster Mobile in Malaysia.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We intended to leverage on our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. We had a distribution of electronics and light appliances in 2012 but we ran into difficulties and the market conditions changed such that the Company recorded a loss in 2012. In view of our focus on Telecommunications we determined to divest of our investment in the electronics and light appliances business, namely ATeam in 2014. Accordingly the sales and operational results were disclosed as Operations Held for Sale in the Company’s consolidated balance sheet and income statement. During the year ended December 31, 2013, we recorded $145,495 in consulting services revenue from this business unit.

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

We have cash and cash equivalents of $2,581 as of December 31, 2013. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. We had closed the acquisition of Clixster Mobile Sdn. Bhd. in January 2014, and we will be required to raise additional funds to effectuate our new business plans and to integrate and support this new business in the next twelve months.

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

Governmental Regulation

We are subject to federal, state and local laws and regulations applied to businesses in general. We believe that we comply with the requirements in Malaysia for any licenses or approvals to pursue our proposed business plan. In locations where we operate, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licensee and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specific periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to comply with the relevant laws and regulations.

We have posted our privacy policy and practices concerning the use and disclosure of any consumer information collected on our website, www.clixster.net. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to online commerce to which the Group may participate in the future. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business by causing a decrease in the use of our applications and services by our small business customers and thereby a decrease in our revenues. Such decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before consumers can utilize our Internet technology solutions.

Employees

As of the date of this report, we have 80 full time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

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

Our risks for the existing and future business disclosed in this section has included our newly acquired business Clixster Mobile Sdn. Bhd., a Mobile Virtual Network Operator (“MVNO”) in Malaysia

RISKS RELATED TO EXISTING AND PROPOSED OPERATIONS

If we are unable to obtain additional funds from other financings we may have to curtail the scope of our operations significantly and alter our business model

We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we may need to raise additional funds, from equity or debt sources. Our cash requirements are substantial and our current financial position is insufficient to meet our cash needs in the future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current or planned levels. In addition, any failure to raise additional funds in the future may result in our inability to successfully secure our business platform, take advantage of business opportunities or respond to competitive pressures, any of which circumstances could have a material adverse effect on our financial condition and results of operations.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern

We will need to raise additional funds to pay outstanding debts, vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with our distributors for the consumer electronics and light appliances business. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We have a limited operating history, and it may be difficult for potential investors to evaluate our business

The consumer electronics and light appliance business started in early 2000 and the advertising business stated in August 2006 which has been disposed in early 2014. Currently we are focusing our operation on MVNO business in Malaysia which we recently acquired. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our limited operating history and rapidly evolving business makes it difficult for us to accurately forecast revenues and expenses

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

We have generated losses for the past year as our consumer electronics and advertising businesses has come under competitive price pressure recently which the management is rationalizing the operation in order to be competitive and to build up the customer base for future years. The advertising and mobile devices operations in April 2006 with a very limited operating history for these operations due to the lack of operating and financial resources. Our operating results to date relate principally to trading in consumer electronics and light appliances, and mobile devices. However in January 2014 these businesses were disposed and we closed the acquisition of the MVNO business. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future MVNO operation in Malaysia. Due to our limited history and limited resources, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from anticipated transactions. If our MVNO and mobile device business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and to the market price of our stock may decline.

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

The development of our business is dependent upon the completion and integration of acquisitions and other transactions that have only recently or not yet closed

Our principal focus is on our MVNO and mobile device and products services businesses. We have closed the acquisition of Clixster and other potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2013. Even when we close acquisitions like Clixster, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed.

We face significant competition and may suffer from a loss of users and customers as a result

We expect to face significant competition in our MVNO and mobile devices businesses, particularly from other companies that seek to provide similar products and services. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for users, customers, distributors, media channels and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed

We believe that recognition of our brand will contribute significantly to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of consumers and customers. As our market becomes increasingly competitive, maintaining and enhancing our brand will depend largely on our ability to fund the advertising and promotion campaigns, which may be increasingly difficult and expensive.

We may face intellectual property infringement claims and other related claims that could be time-consuming and costly to defend and may result in our inability to continue providing certain of our existing services

Technology and service companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, and invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property, particularly in Malaysia, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for electronics technologies, including seeking patent protection. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in Malaysia and elsewhere in Asia for resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include in its annual report a management report on such company's internal controls over financial reporting which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2011. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a company with limited accounting personnel and other resources with which to address our internal financial controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal financial controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our Common Stock.

If we fail to attract customers for our advertising and convergent device business our growth prospects could be seriously harmed

Our distributors will not work with us if our products and services offerings do not sell well or do not have adequate sales margin for their sales channels. In addition, our advertising customers will not maintain their business relationships with us if we cannot secure attractive competitive product and service offerings. Failure to retain customers, distributors or channel partners could seriously harm our business and growth prospects.

Because we primarily rely on distributors in distributing MVNO, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business

For MVNO operation, we will rely heavily on a nationwide distribution network of third-party distributors for sales to, and collection of payment from, our corporate and consumer customers. If our distributors do not provide quality services to our consumer customers or otherwise breach their contracts with our consumer customers, we may lose customers and our results of operations may be materially and adversely affected. We will sign distributing agreements with our distributors, although we may not sign any long-term agreements with them, but we cannot assure that we can maintain favorable relationships with them. Our distribution arrangements will be non-exclusive. Furthermore, some of our potential distributors may have contracts with our competitors or potential competitors and may not sign distribution agreements with us. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

We may not be able to manage our expanding operations effectively

We commenced our MVNO and mobile device operations in early 2012 and 2006, respectively. We anticipate continuous developing of our business in 2014 as we focus growth in our customer base through expanding our network and channel partners and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and results of operations

Global economic conditions could have a negative effect on our business and results of operations like the global economic downturn in 2008 when economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Since then the global credit and liquidity have tightened in much of the world. Some of our customers in Southeast Asia and Malaysia may face business downturn and credit issues, and could experience cash flow problems and other financial hardships, which could affect timeliness of doing business with us.

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

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing may be materially adversely impacted by these market conditions.

Our success depends on the continuing efforts of our senior management team and other key personnel and our business may be harmed if we lose their services

Our future success depends heavily upon the continuing services of the members of our senior management. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.

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

The success of our business depends on the continuing contributions of Megat Radzman Megat Khairuddin and Noor Azlan Khamis and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel

We rely heavily on the services of Megat Radzman Megat Khairuddin, director and Chairman of our Company and Noor Azlan Khamis, our director and Chief Executive Officer, as well as several other management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. We do not currently maintain any "key man" life insurance with respect to any of such individuals.

We rely on highly skilled personnel and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively

Our performance and future success depends on the talents and efforts of highly skilled individuals. We will need to continue to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in doing so, we may be unable to grow effectively.

We have no business insurance coverage

We do not have any business liability or disruption insurance coverage for our operations in Malaysia. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers. If these economic conditions are prolonged or deteriorate further, the market for layaway services will decrease accordingly.

Our Company may experience, and continues to experience, rapid growth in operations, which may placed, and may continue to place, significant demands on its management, operational and financial infrastructure

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company's brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

Our Company's business faces inherent risk in the mobile communication industry

Our Group's business is subject to certain risks inherent in the mobile communication industry. Our Group's revenue and operating results could be adversely affect by many factors which include, amongst others, changes in general economic, business and credit conditions, fluctuation in foreign exchange rates, changes in demand for and market acceptance of our products and services, our ability to introduce new products and services and enhancements in a timely manner, rapid technological changes, increase in operating expenses, lower profit margins due to pricing competition and delay in expansion plans.

Our Group seeks to limit these business risks through, inter-alia prudent management policies, keeping abreast with new developments and technologies in the relevant industries and maintaining good relationship with customers and suppliers. However there can be no assurance that any changes in these factors will not have any material adverse effect on our Group's business.

Our Company's business faces competition from local and foreign competitors

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

Our Group seeks to limit the competitive risks through, inter-alia constant review of our development and marketing strategies to adapt to changes in economic conditions and market demands as well as focusing on certain markets and industries. However, there can be no assurance that our Group will be able to compete effectively against our competitors and that competitive pressure will not materially and adversely affect our Group’s business, operations and results and or financial condition.

Risks Relating to Our Organization and Our Common Stock

Public company compliance may make it more difficult for us to attract and retain officers and directors

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

We may not be able to attract the attention of major brokerage firms

Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our Company.

Our stock price may be volatile

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

We may not pay dividends in the future. Any return on investment may be limited to the value of our Common Stock

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

There is currently no liquid trading market for our Common Stock and we cannot ensure that one will ever develop or be sustained

To date there has not been an active trading market for our Common Stock. We cannot predict how liquid the market for our Common Stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our Common Stock on either the NYSE Amex Equities, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our Common Stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our Common Stock is otherwise rejected for listing and remains quoted on the OTC markets or is suspended from the OTC markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC markets, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our Common Stock is currently a "penny stock," which may make it more difficult for our investors to sell their shares

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

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline

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

Megat Radzman Megat Khairuddin, our director and Chairman and Noor Azlan Khamis, our director and CEO and their spouses beneficially owns or holds the proxies for a substantial portion of our outstanding Common Stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders

Megat Radzman Megat Khairuddin and Noor Azlan Khamis and their spouses currently beneficially owns and holds the proxies for approximately 74% of our outstanding Common Stock. As such, they have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our Common Stock.

RISKS RELATING TO THE BUSINESS

We have a limited operating track record

Our newly acquired subsidiary, Clixster Mobile Sdn Bhd has a limited operating and financial history upon which you may evaluate us. Clixster commenced operations in 2012 and has only generated revenue since then. As a result, your evaluation of us and our prospects will be based on a limited operating and financial history. In addition, most of our products and services have been sold for only a relatively short time, which is since 2012. Therefore, it is difficult to accurately forecast our future revenue and budget our operating expenses.

There can be no assurance that our business model or any specific products or services will be profitable or competitive in the long term against larger, facilities-based mobile telecommunications operator or other MVNOs.

We may experience significant fluctuations in our revenues and cash flows. We have experienced, and may continue to experience, operating losses. In the event that we do become profitable, we can provide no assurances that such profitability can or will be sustained in the future.

We are highly dependent on DiGi’s core network infrastructure

As an MVNO, we do not own or operate our own physical network. Clixster provides mobile telecommunications services over network infrastructure that relies entirely on DiGi’s core network infrastructure. Clixster does not have control over the service provision and is completed dependent on coverage, quality, reliability, service upgrades and network capacity supplied by our host network providers. Therefore, the provision of our services may be adversely affected by:

(i) Damage or interruptions to DiGi’s Digital Network;

(ii) System and network management, modification or maintenance, by DiGi; or

(iii) Failure or obsolescence of DiGi’s network infrastructure and/or related systems.

Notwithstanding the above, our host network provider will provide prior notice to us of any service interruption. To date, we have not experience any material disruptions. There is also a service level agreement with the MVNO service agreement which provide assurance that service quality to Clixster’s subscribers will be the same as that provided by DiGi to its own subscribers.

DiGi, in entering into the MVNO services agreement, intended for Clixster to assist in developing its markets and we are bound by the MVNO services agreement not to directly compete with DiGi for its existing DiGi subscribers may inadvertently prefer our services over DiGi’s. Hence it is not only important that we adhere to the terms and conditions of the MVNO services agreement, such as the minimum value commitment,] to avoid legal, operational and/or financial repercussions but imperative for us to work closely with DiGi to forge and maintain a sound relationship in light of a strategic long term partnership.

We may not be able to successfully extend and/or launch existing or new products and services into the market

As part of our strategy, we intend to introduce, and to continue to develop, a number of products, services and service experiences for its subscribers, particularly services such as convergence subscription plans, social portal applications and other similar services. Although Clixster has, in the past year, pioneered and launched innovative mobile services into the market which were well received by our targeted subscriber segments, there is no assurance that we will be able to successfully extend and/or launch existing or new products and services into the market, due to rapid technological changes, shifts in market expectations as well as competitive pressures.

There is a risk that we may not identify consumer trends correctly. Any new product or services we launch may not be provided on a cost-effective or price-competitive basis due to a misreading of consumer demand or trends. Such misjudgment may adversely affect the operational and financial results of us.

We depend significantly on our network of traditional dealers and distributors for sales or our products and services

Our mobile services are principally sold through a network of traditional dealers and distributors. Any dispute with them may disrupt sales and have an adverse effect on Clixster’s operational and financial results.

Dependence on directors and key personnel

The technology industry is growing and fast evolving, and the management and operation of the business requires the employment of highly skilled knowledge workers, whether in technology or non-technology related fields. We recognize and believe that the our continuing success depends to a significant extent on the abilities and continuing efforts of its existing Managing and Executive Directors and key personnel, and the ability of Clixster to attract new personnel and retain its existing skilled personnel. The labour market for skilled personnel in this field is highly competitive.

We seek to mitigate this risk by offering its employees competitive salary/remuneration, benefit packages and also to offer internships to undergraduates pursuing tertiary education in the telecommunications field for possible future employment with us.

If one or more of these personnel are unable or unwilling to continue in their present positions, or if they join a competitor or form a competing company, we may not be able to replace them easily. Our business may be significantly disrupted and its financial condition and results of operations may be materially and adversely affected.

We may be unable to adequately protect our intellectual property or may face intellectual property claims that may be costly to resolve or may limit our ability to use our intellectual property in the future.

The popularity of our products and services is dependent on the goodwill associated with the Clixster brand names and logos. In the case of trademarks and service marks applied and/or registered with the Intellectual Property Corporation of Malaysia, we have a perpetual, royalty-free licence to use such trademarks and service marks in Malaysia.

Clixster relies on a combination of trademarks, service marks and domain name registrations, common law copyright protection and contractual restrictions to establish and protect their intellectual property. Any third party may challenge our intellectual property. We may incur substantial costs in defending any claims relating to its intellectual property rights.

Breach of customer data protection could materially affect our reputation and business and subject Clixster to liability

Clixster has a large database on our subscribers’ information stored in various business systems and used in many business processes. We are required under our licenses to take all reasonable steps to ensure that parties who have access to our subscribers’ information in the ordinary course of business do not disclose such information without the prior consent of the subscribers. Under the Malaysian Personal Data Protection Act 2010 (“PDPA”) which regulates the processing of personal data in regards to commercial transaction and safeguard the interests of data subjects, the penalty for non-compliance will be between RM100,000 - RM500,000 and /or imprisonment between 1-3 years.

RISK RELATING TO THE INDUSTRY

We are exposed to competition in the Malaysian mobile telecommunications industry

The market for mobile telecommunications services in Malaysia is highly competitive. Increasing competition in the Malaysian mobile telecommunications industry has had, and is expected to continue to have, significant impact on our financial condition and results of operations. Clixster directly competes with the incumbent MNOs as well as three (3) main other MVNOs in the market. Mobile telecommunications service providers compete for subscribers in a number of different areas including the services and features offered customer service and price. In addition, the mobile telecommunications industry in Malaysia may experience technological changes, evolving industry standards, liberalization and changes in subscribers’ preferences. Competition in the mobile telecommunications industry in Malaysia may increase as a result of industry consolidation, the entry of new competitors, regulations, foreign investment in existing competitors, and the development of new technologies, products and services.

Malaysia recorded a mobile penetration rate of of 143.8% in 2013¹. This penetration rate in Malaysia is not viewed as saturated yet, as Singapore and Hong Kong Special Administrative Region have achieved penetration rates of 154.3%² and 155.1%³ (as of June 2013) respectively. Nevertheless as consumers become more affluent and also due to the decline in costs of cellular phones, the adoption of multiple SIMs per individual has become more common.

Under the current telecommunications laws in Malaysia, mobile operators are obliged to provide their subscribers with number portability, which allows subscribers of mobile services to retain their existing number when changing from one operator to the other. Number portability de creases the hurdles for mobile subscribers to switch to another operator and could lead to increased churn rates and increased subscriber acquisition costs.

In view of the above, we rely on our competitive strengths to complete effectively in the Malaysian mobile telecommunications industry. As an MVNO, we rely on our host network provider’s network infrastructure and thus do not need to incur significant amount of capital expenditure to set up network infrastructure. This in turn translates into lower breakeven for our costs. In view of lower capital expenditure, we are able to focus our financial resources towards penetrating new market segments faster. We also have flexibility in pricing and thus are able to respond to changing market demands fast without the need to obtain approvals from our host network providers.

Being a new MVNO, the MNP feature may actually help us to acquire relatively more subscribers than other incumbent mobile telecommunications operators as it presents to mobile users a whole new mobile experience and innovation, on top of attractive pricing. Being a niche market player, we are able to direct all our strengths to our target market segment intensively and aggressively.

Nevertheless, there can be no assurance however that these or other strategies will prove effective in avoiding any materials adverse effects on our future growth and profitability, and there can be no assurance that the level of existing and future competition will not adversely affect the results of operations and financial condition of Clixster.

¹MCMC : Pocket Book of Statistics, Q1 2014

² Office of the Communications Authority,Hong Kong

³ Infocomm Development Authority of Singapore

The mobile telecommunications industry is subject to rapid technological changes

The mobile telecommunications industry is subject to rapid, ongoing technological changes and has experienced significant changes in recent years, which we expect to continue.

Emerging and future technological changes may adversely affect the viability or competitiveness of Clixster. We continuously evaluates and analyses new and/or suitable technologies to be adopted or assimilated into our business as we strive to keep abreast with the ever changing market trends and demand, increase competitiveness and avoid technological obsolescence timely and cost effectively.

However, as an MVNO, we rely on our host network provider’s telecommunications network infrastructure, i.e. DiGi Digital Network. This frees us from investing in related heavy capital expenditures, maintenance and upgrading of network infrastructure due to technological changes.

Shift in business and revenue model

The on-going fragmentation of the sector value chain and aggressive moves by competitors in the marketplace is shifting legacy business models and strategies. There is a pivotal challenge to operators to explore new revenue streams in an effort to entice user loyalty. The failure to shift and adapt to changes and trends in the ecosystem can be adversely affect the financial prospects of the company. A pivotal trend in the ecosystem is the migration from charging for minutes to moving rising volumes of data across networks, shifting away from the traditional revenue streams of voice and SMS related charges. Having long-term financial sustainability is dependent on the structural and operational flexibility and ability of the organization to monetize the increase and changes in demand. In order to limit risks, we are constantly investing time and resources in diversifying our revenue mix through research and development, and exploration of data enabled services and new business models. However there can be no assurance that our Group will be able to compete effectively against our competitors.

Emergence of Over-The-Top (OTT) Providers taking a share of future expansion of service revenues

The explosion of affordable smartphones (often Wi-Fi enabled), coupled with inexpensive and widespread mobile broadband plans have paved the way for a new category of disruptive competitors in the telecom market OTT players. OTT Voice and Messaging players are the biggest threats for communication service providers. OTT providers have a direct effect on the providers’ core service revenues and margins through substitution of conventional utilization away from the traditional voice, SMS and roaming through Internet Protocol (IP) alternatives. The challenge herein lies with the company to effectively manage the competitive pressures of the market. Adoption of opportunistic and collaborative strategies has its merits in diversification of revenue streams. Embarking on this this approach will generate new revenue streams and balance profit margins, there are however legal limitations to the opportunistic approach following the content of our legal arrangements with the network provide. In order to remain competitive a more collaborative approach needs to be adopted. The company has embarked on this route by exploring new revenue generating streams and balance profit margins through collaborations with other OTT players.

Extend of capital expenditure needed to support growth

Content streaming players place significant strain on communication service provider networks and resources. Although mobile data revenue growth has helped the industry compensate for voice revenue stagnation, data profitability is lagging. The presence of content streaming players is pushing the envelope with traditional providers. The increased load on the network through transfer of huge amounts of data is forcing providers to make capital investment in network upgrades and operational cost in order to sustain the significant traffic optimization. As an MVNO we rely on the host network providers telecommunications infrastructure and don’t foresee any heavy capital investment in expenditure, maintenance or upgrading of network infrastructure however this does not eliminate the potential threat and risk that could be associated with the indirect effect of network overload or saturation. Establishing an effective communication channel with our network provider partner to address issues of bandwidth will not be an assurance of material mitigation.

Data Security breach or threats and attacks from third parties

The profile of digital security has increased in recent years and mainly attributed to headlining news in the media. As global communities become increasingly dependent on computing and networking it is imperative that these systems operate securely. While standards continue to meet the needs of the industry and end user, the increased use of open interphases and protocols and the sheer diversity of applications and platforms are increasingly raising threats for malicious use of networks. The surge of security violations (such as viruses and breach of confidentiality) have been observed throughout global networks and often resulted in major cost impacts. Keeping abreast rapidly evolving data security threats is a priority for Clixster. In addressing these threats the Company approaches all threats with a comprehensive, up-to-the minute knowledge about information assets, ecosystem threats and vulnerabilities. The company also employs industry standards in data management, storage and handling of information through its systems, processes and management to mitigate any related risk. The company has deployed all necessary and available resources to ensure competent handling of data and neutralization of threats however this cannot completely eliminate the threat and risk associated with data security breach or threats and attacks from third parties to its systems or data. Breach of data security or threats and attacks on the systems or data of the company could materially affect the reputation of the Company and could be detrimental to the organizations finances.

Regulated relationship between MVNO and MNO

The relationship between the Company and its respective MNO, DIGI is defined in great length through its engagement contract. The Company purchases airtime and bandwidth at wholesale rates and resells them to the market offering value added services and package bundles to attract the pool of potential subscribers in the market. At the same time the loose ended agreement does not restrict the MNO from offering the similar bundles and value added services at a lower rate, due to its lower cost price to the same pool of potential subscribers. Some may argue that this arrangement of good faith is done in market competitiveness however this form of non-regulated relationship in terms of product offerings can adversely affect the current and future prospects of the company.

Clixster’s business is subject to extensive regulation

The provision of telecommunications services in Malaysia are subject to extensive regulation and supervision by the MCMC under the ambit of the Ministry of energy, Green Technology and Water (formerly known as Ministry of Energy, Water and Communications Malaysia). We are further governed by the Malaysian Communications and Multimedia Act, 1998 (“CMA”) pursuant to which our NSP-I was granted. While we strongly believe that our NSP-I licence and approvals and in good standing and expect to be able to continue to fulfill our licence and approval terms to the satisfaction of the MCMC, there is no assurance that renewals will be on the same terms as the existing licences.

Any inability to obtain new licences, or delay in the renewal of existing licences, could impede our provision of services and could therefore have a material adverse effect on our business and results of operations. Our operational and financial results could also be adversely affected if adverse fee charges, such as the establishment of regulated pricing, are introduced by the MCMC.

Changes in laws, regulations or MCMC policy affecting our business activities and those of its competitors could adversely affect our financial condition or results of operations. In particularly, decision by the MCMC in the areas of the grant, amendment or renewal of licenses to Clixster or third parties, if unfavourable to Clixster, could adversely affect our financial condition and results of operations. There can be no assurance that the Minister will not issue new or additional telecommunications licences to new or existing mobile operators whose services will compete with those offered by Clixster.

We may be liable for our distributors’ actions

As our distributors are third parties, we have no control over their operations but we may be held accountable for their actions as they are deemed to be agents or representatives of Clixster.

Currently, liability for agent actions is limited to prepaid registration which is governed by MCMC’s guidelines on Registration of End-Users of Prepaid Public cellular Services (No. 1 and No. 2) and the Guidelines on Prepaid Registration (collectively “Prepaid Guidelines”). There is no guarantee that liabilities for agent actions will not be extended to other areas since the Minister has the power to impose additional conditions.

However, all our distributors and their dealers are required to follow strictly to the Clixster’s standard operating procedures for prepaid registration to minimize non-compliance and possible fines by MCMC.

We are exposed to risks relating to content downloaded or uploaded by its subscribers

Mobile communications providers may be subject to third party allegations of intellectual property rights infringement with regards to content downloaded or uploaded by its subscribers. There can be no assurance that our subscribers do not and will not infringe the intellectual property rights of others.

In some instances, these third party allegations may have progressed to lawsuits alleging infringement of patent and other rights. Any such allegations, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. While we continuously seek appropriate assurances and indemnification from vendors, if it is ultimately determined that a third party has enforceable intellectual property rights with respect to our products and services, it may adversely affect our results of operations or prevent us from offering our services.

If we are found liable for infringement, we may be required to other into licensing agreements (if available on acceptable terms or at all) or pay damages and cease selling certain products and services. In addition, we may need to redesign some of our product and service offerings to avoid future infringement liabilities.

Concerns about alleged mobile telecommunications health risk

Certain reports, albeit not conclusive, indicate that radio frequency emissions from mobile handsets and other mobile equipment may have an adverse effect on the health of mobile telephone users and others. The issuances of such reports in the future could adversely affect the market price of the shares of mobile telecommunications service providers, including that of Clixster, and the actual or perceived risk of mobile telecommunications devices could adversely affect mobile operators such as Clixster through reduced subscriber growth, reduction in subscribers or reduced usage per subscriber.

RISKS RELATING TO MALAYSIA

Developments in Asia and globally may negatively impact Clixster

The global economy though expanded at a modest pace in 2013 was riled with the increase in payroll tax and the automatic government spending cuts in US and the uncertainties emanating from the crisis in Cyprus. To a certain extent, the Malaysian economy was affected but was driven by the continued strong growth in domestic demand. The Malaysian economy expanded by 4.7% in 2013 (2012: 5.6%) with GDP recorded at 4.7% (2012: 5.6%).¹ Further adverse economic developments globally and in Asia could have a material adverse effect on Clixster’s financial condition and results of operation.

¹ Bank Negara Malaysia Annual Report 2013

Political, economic and social developments or other changes in tax law or other regulations in Malaysia may adversely affect Clixster

Clixster’s business, prospects, financial condition and results of operations may be adversely affected by political, economic, social and legal developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism or nullification of contract, changes in interest rates and methods of taxation. Negative developments in Malaysia’s socio-political environment may adversely affect the business, financial condition and results of operations of Clixster. In addition, changes in tax laws or other regulations or actions taken by the Government to partially or wholly nationalize Clixster or its operating assets could adversely affect Clixster’s results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PROPERTY HELD BY US. Neither the Company nor its subsidiaries own any properties or facilities.

During the year under review, we lease and occupy 1,000 square feet of office space in Kuala Lumpur for our executive and administrative office at a cost of about RM1,185 or about US$395 per month.

At the date of this report, we are operating at No. 3 Jalan Sri Hartamas 7, Taman Sri Hartamas 50480 Kuala Lumpur, Malaysia with an area of 6,000 square feet. This lease was assumed on the acquisition of Clixster Mobile Sdn. Bhd. This lease is for the term until February 28, 2015 at a rate of RM15,000 or about US$5,000 per month. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted and traded from time to time on the OTC Bulletin Board under the symbol "CHMD". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been limited; the quotations are limited and sporadic at times.

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2013 was $0.0195 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2013	$0.028	$0.010
Third Quarter 2013	$0.020	$0.009
Second Quarter 2013	$0.030	$0.001
First Quarter 2013	$0.0228	$0.0125

Fourth Quarter 2012	$0.020	$0.010
Third Quarter 2012	$0.030	$0.010
Second Quarter 2012	$0.038	$0.007
First Quarter 2012	$0.0119	$0.0030

HOLDERS

The number of record holders of our common stock as of May 31, 2014, was approximately 74 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

DIVIDENDS

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

STOCK OPTIONS

During the year, we had two effective equity compensation plans: (1) the 2002 Stock Option Plan and (2) the 2007 Stock Incentive Plan. The 2002 Stock Option Plan expired in October 2012, however there were 19,000,000 share options issued and outstanding during 2013. The details of both equity compensation plans are set out below.

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

There were 19,000,000 stock options to purchase our Common Stock under the 2002 Stock Option Plan, issued in 2010 and outstanding as at January 1, 2013. In September 2013, these 19,000,000 stock options were terminated. As at December 31, 2013 there were no share options outstanding in respect of the 2002 Share Option Plan.

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

From 2007 to 2012 the Company issued a total of 6,522,309 shares under the 2007 Stock Incentive Plan.

In 2013, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2013, (i) the Company has issued 6,522,309 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 31,877,691 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES No repurchases of our Common Stock were made during the fourth quarter and during our fiscal year ended December 31, 2013.

PENNY STOCK REGULATIONS

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year ended December 31, 2013 compared with year ended December 31, 2012

Results of Operations

REVENUES

For the year ended December 31, 2013, the Group has realized revenue of $145,495 and a cost of revenue of $95,462, achieving a gross profit of $50,033 from its continuing operations and there was no revenue, costs of sales and gross profit in 2012 from the continuing operations. For the year ended December 31, 2013, the Group has realized revenue of $135,220 and a cost of revenue of $90,925 achieving a gross profit of $44,295 from its business operations held for sale (Note 6). For the year ended December 31, 2012, Group has realized revenue of $2,449,489 and a cost of revenue of $1,557,672 achieving a gross profit of $891,815 from its business operations held for sale (Note 6).

OPERATING EXPENSES

For the year ended December 31, 2013, from our continuing operations, our gross profit was $50,033 and our total operating expenses were $99,635, all of which were selling, general and administrative expenses. In addition, we have a write back of option liability of $236,504. We also had $163,101 in interest expenses and loss from our operations held for sales of $139,257 so that the net loss to our shareholders for the year ended December 31, 2013 was $115,456. This was in comparison to the year ended December 31, 2012 where we had no gross profit and we had general expenses of $55,319, interest expense of $48 and a loss of $7,135,114 from our operations held for sale, resulting in a loss of $7,190,481 to our shareholders.

For the year ended December 31, 2013, from our operation held for sale, our gross profit was $44,295 and our total operating expenses were $179,280, all of which were general and administrative expenses. We also had $5,073 in interest expenses, loss on foreign exchange of $371, and bank charges $1,770 and other income of $2,942 so that the net loss from our operations held for sale for the year ended December 31, 2013 was $139,257 (Note 6). This is in comparison to the year ended December 31, 2012 from operations held for sale, where our gross profit was $891,815 and our total operating expenses were $7,957,266, all of which were selling, general and administrative expenses. In addition we had impairment of goodwill of $6,323,061. We also had $147,274 in interest expenses and gain on foreign exchange of $16,317 and other income of $61,030 and $264 in interest income, so that the net loss from our operations held for sale for the year ended December 31, 2012 was $7,135,114 (Note 6).

Liquidity and Capital Resources

As at December 31, 2013, the Company had cash and cash equivalents totaling $2,581, other current assets of $14,068 consisting of trade receivables and prepayments, and assets of operations held for sale of $1,457,228. The total assets of the Company were $1,474,162 as of December 31, 2013. We also had current liabilities of $2,801,164 which were represented by $243 in trade payables, $924,000 in other payables and accruals, and $1,876,921 in operations held for sale as of December 31, 2013. We also had $2,000,000 in long-term shareholders loan as of December 31, 2013, making our total liabilities $4,801,164.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2013.

Liquidity and Capital Resources

Net cash used in operating activities was $30,602 during the year ended December 31, 2013 as compared to net cash used in operating activities of $64,922 in the prior year. The Company intends to monitor the monthly cash outlays in the coming months and conserve cash until additional financing can be received through other funding. The net loss for the year was $115,456 compared to net loss of $7,190,445 in the prior year.

There were no net cash provided by investing activities and financing activities in 2013. In 2012, the net cash provided by investing activities and financing activities was $1,181 and nil respectively.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. In 2013, the Group’s light appliances business faced many competitive and financial pressure that this business faced financial difficulty which lead to the decline of the business. In January 2014, this business was disposed in order to rationalize the operating costs and reduce our liabilities. On January 31, 2014, the Company closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. by the issuance of 10,193,609,664 Common Stock representing approximately 90% of the enlarged issued share capital of the Company. Clixster Mobile is a MVNO company engages in the provisioning of cellular and mobile broadband services in Malaysia. The MVNO business will change the direction of the Company from a trading in consumer electronics and light appliances to a service company providing cellular and mobile data services. This MVNO business requires injection of cashflow which the Group requires cashflow of funds to expand and develop its business. The Company will be required to raise further funds to meet its other liabilities and operation requirements to continue to operation in 2014 by i) selling its Common Stock ii) raise from the capital markets, iii) sell additional assets.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2013, the Company has an accumulated deficits totaling $6,110,891 and its current liabilities exceed its current assets by $1,327,002. The Company has also experienced a significant loss from operations in 2012 as a result of the write down of the goodwill. For the year ended December 31, 2013, the Company incurred net losses of $115,456 (2012:$7,190,445).

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

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Capital Expenditure Commitments

We had no material capital expenditures for the year ended December 31, 2013. However we expect to invest, subject to availability of funding, approximately $1,500,000 in capital expenditure over the next 12 month for the MVNO business.

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

The Company accounts for stock based compensation in accordance with ASC 718 “Compensation – Stock Compensation” which, prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity –Based Payments to Non-Employees”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the consolidated financial statements in our December 31, 2013 audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Please see page F-1 through F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our then Chief Executive Officer, Mohd Mahyudin bin Zainal, and our Chief Financial Officer, Mohd Suhaimi bin Rozali, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2013 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, two in our subsidiary accounting department) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting as of December 31, 2013, that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers during year 2013 and to the date of this report are as specified on the following table:

NAME	AGE	POSITION	APPOINTED / RESIGNED DURING THE PERIOD

Megat Radzman MEGAT KHAIRUDDIN	47	Executive Chairman and Executive Director	Appointed on January 31, 2014
Noor Azlan KHAMIS	41	Chief Executive Officer, President and Executive Director	Appointed on January 31, 2014
Mohd Mahyudin bin ZAINAL	44	Director
Andrew Hwan LEE	52	Non Executive Director	Appointed on January 31, 2014
Azrinaz Mazhar HAKIM MAZHAR	35	Director	Appointed on January 31, 2014
CHING Chiat Kwong	49	Non Executive Director	Appointed on January 31, 2014
Mohd Suhaimi bin ROZALI	52	Chief Financial Officer, Company Secretary, and Treasurer
Norlizah binti ZAINAL	48	Director	Resigned on January 31, 2014
Mohd Khairudin bin RAMLI	42	Director	Resigned on January 31, 2014

Ir. Dr Megat Radzman Megat Khairuddin, Ph.D. Dr. Megat Radzman, aged 47, was appointed as Chairman and Executive Director on January 31, 2014, Dr. Megat Radzman is an Engineer by training, a graduate of University of British Columbia, Vancouver, Canada with a Degree in Electronics Engineering specializing in Data Communication.

Dr. Megat Radzman is a serial entrepreneur with a penchant interest in technology. He had successfully created several ventures over the last 15 years, most notably when he co-founded the largest mobile-phone manufacturer and supplier in Malaysia with offices in Singapore, Indonesia, Bangladesh and China. His profound understandings of the mobile consumer market and astute business skills led his venture to become the largest mobile phones distribution network in Malaysia with over 4000 authorized distributors, resellers and specialized mobile retail stores nationwide, and over 17 distributors in countries within the region.

He began his career as a Consultant & Business Partner for Siemens & Ericsson and subsequently for the Hungarian Telecommunication Association. He then worked as Designer & Technical Consultant for RISTI (R&D division of PT Telekom, Indonesia based in Bandung). He left to set-up and build CSL Group of Companies, the largest mobile-phone manufacturer and supplier in Malaysia with businesses in Singapore, Indonesia, Bangladesh and China. He served as the Vice Chairman of CSL and consequently departed from the Group after the CSL brand was acquired by S i2i Limited (formerly known as Spice i2i Limited), one of the largest Mobile Internet companies in ASEAN region which is headquartered in Singapore.

Dr. Megat Radzman received his doctorate in International Marketing from National University of Malaysia in 2010.

Noor Azlan Khamis. Noor Azlan aged 41, was appointed as Chief Executive Officer, President and Executive Director of the Company on January 31, 2014. Noor Azlan holds an MBA in Strategic Marketing from Maastricht School of Management (Holland) with 15 years of technology and marketing experience in both enterprise and service provider networking.

He began his career with Asia Connect (1994) under the STI group of companies which was one of the first Internet companies in South East Asia that provided such services as email addresses, domain name registration and even streaming internet radio broadcasts. From October 2007 until May 2010 he led the turnaround exercise for Konsortium Multimedia Swasta Sdn Bhd (KOMMS) as its Director of Business Development and Strategic Planning. He was later appointed as the Chief Executive Officer at Myputralink Group of Companies, a Wireless solution provider and data networking systems company which is part of Zenith Capital Sdn Bhd, a company linked to Oilcorp Berhad.

Mr. Noor Azlan was also involved with Medical Online Sdn Bhd during the introduction of MSC 7 flagship in the end-90s, where he was responsible for Strategic Planning and Marketing of Malaysian Telehealth Project. Subsequently, Mr. Noor Azlan led an initiative to deploy private sector telemedicine project with Malaysian Medical Association and Association of Private Hospital of Malaysian under Open Net System Inc. Mr. Noor Azlan was also the co-founder of Giro Mobile Payment Sdn Bhd, whose principal activities were in the telecommunications, ICT and its related business services.

MOHD MAHYUDIN BIN ZAINAL. Mohd Mahyudin was appointed as Director and President and Chief Executive Officer of the Company on June 8, 2012 and resigned as President and Chief Executive Officer on January 31. 2014, Since August 2008, Modh Mahyudin has been the Chief Executive Officer of ECE Technologies Sdn. Bhd which was a major shareholder of the Company. Modh Mahyudin obtained a Bachelor of Law Degree LLB (Hons) from Universiti Kebangsaan Malaysia and has been admitted as Advocate & Solicitor of High Court Of Malaya in 1994. He has extensive experience in many spheres of law including commercial litigation, conveyancing and corporate legal practice. He has been involved in large scale corporate restructuring exercises involving corporate restructuring, mergers and acquisitions of public listed companies locally in Malaysia and also acquisitions of foreign companies in South East Asia. He was directly involved in the listing of Mutiara Goodyear Development Berhad on the Main Board of Bursa Malaysia and the restructuring of Idaman Unggul Berhad (formerly known as Idris Hydraulic (M) Berhad). He was also directly involved in the establishment of Tahan Insurance Berhad via the merger of three insurance companies namely Talasco Insurance Berhad, Tenaga Insurance Berhad and People Insurance Berhad.

Prior to joining ECE Technologies in August 2008, he was the Chief Executive Officer/President of WWCable Berhad (company listed in Bursa Malaysia). He was involved in various industries such as manufacturing, property development, construction, financial and insurance and also an executive director and director of several public listed companies listed in Bursa Malaysia namely Idaman Unggul Berhad, Idris Hydraulic Berhad, Mutiara Goodyear Development Berhad, Sern Kou Resources Berhad, Tap Resouces Berhad. He was also Director of Talasco Insurance Berhad, People Insurance Berhad and Tahan Insurance Berhad. Modh Mahyudin is not an officer or director of any reporting company.

Andrew Hwan Lee. Mr. Lee, aged 52, was appointed to be the Non-Executive Director on January 31, 2014. Mr. Lee is a Korean American with an extensive international work experience. Soon after completing his studies, he joined the International Computer Consulting (ICC) Corp before joining the Clinton-Gore Presidential Campaign team in Washington DC for 13 months as the System Manager, responsible for data communications and as such tasked with designing the LAN and WAN infrastructure to support the presidential campaign and its subsequent testing and implementation.

He later joined Hughes Communication under the National Rural Telecommunication Co-operative as the Head of Billing where he was responsible for the selection, specification, development, implementation and operations of the Billing System. He was later recruited as the Chief Information Officer of MEASAT Broadcast Network Systems Malaysia, which form a part of the core team from Hughes Communication that was assigned to set up and operate the first satellite TV service. Operating under the brand ASTRO, it is an integrated electronic media enterprise offering wide-range of multimedia broadcasting services and one of the largest broadcasting companies in Asia, offering 100 television and 8 radio channels in digital format. Appointed as the Chief Information Officer of Astro All Asia Broadcast where he played a key role in setting the operation provider in the region.

Subsequently, Andrew was appointed as the Group CEO of DataOne, a wholly owned subsidiary of KEPPEL T&T, that built and operated world class Internet Data Center in Singapore, Malaysia, Philippines and Thailand, managing an operating budget of over S$500 million.

Presently, he is the Chief Strategy Officer of HUB Technologies SB, a fire prevention solution company. Its product Aerohub is known as the only organic aerosol fire extinguish solution in the world and recognized by the Government of Malaysia as the National Product. HUB Technologies was awarded a Central Contract from the Ministry of Finance of Malaysia worth RM 2 Billion.

Mr. Lee studied computer engineering at University of Missouri in 1985.

Azrinaz Mazhar Hakim Mazhar. Hakim Mazhar, aged 35, was appointed as the Non-Executive Director of the Company on January 31, 2014. Hakim Mazhar started work as a broadcast journalist with Malaysia’s number one private television station TV3 in 1997. She was a graduate from Malaysia Institute of Integrative Media (MIIM) in broadcasting and appeared on TV3’s Bulletin Pagi, Berita Terkini and Bulletin 1.30 news segments. She won several accolades throughout her career with TV3 including TV3’s "Most Promising Journalist" award in 2000 and received the MIIM Alumni Award in 2002. During her broadcasting stints, she completed numerous assignments including covering several government and business conferences, as well as interviewing world government leaders and business personalities. She left the TV station in May 2005 to venture into other undertakings.

Hakim Mazhar, who is the former wife of the Sultan of Brunei, is also active in social and community work and currently the Patron of the Drug Free Youths Association of Malaysia, an NGO that promotes 'tobacco-alcohol-drug' free lifestyle amongst the youths. She also sits on the board of directors of BACA, an NGO that promotes literacy among the rural communities. Previously, she was the Patron of the Brunei Breast Cancer Awareness Association for three years.

Ching Chiat Kwong. Mr. Ching, aged 49, was appointed as the Non-Executive Director of the Company on January 31, 2014. Mr. Ching is the Executive Chairman and CEO of Oxley Holdings Limited, a company listed on the Singapore Stock Exchange (“SGX”). He is responsible for the overall performance as well as for the formulation of corporate strategies, and the future direction of the Oxley Group. Mr. Ching also serves as a Non-Executive Director of Artivision Technologies Ltd, a SGX Catalist-listed company and NewSat Limited, a company listed on the Australia Stock Exchange (“ASX”).

Mr. Ching possesses more than 15 years of industry experience. Prior to establishing the Oxley Group, he invested in, developed and successfully launched 13 residential property projects in various parts of Singapore. His ability to identify market trends and business opportunities has enabled him to chart the course for the Oxley Group’s expansion towards the development of industrial and commercial projects in addition to residential properties. Under Mr. Ching’s leadership, the Oxley Group completed its initial public offering (IPO) on the SGX Catalist in October 2010. Oxley’s IPO was then the largest offering ever made on SGX Catalist.

Apart from his commitments at Oxley, Mr. Ching is also an active supporter of programmes that benefit the elderly and socially disadvantaged. Mr. Ching graduated with a Bachelor of Arts degree and a Bachelor of Social Sciences (Hons) degree from the National University of Singapore in 1989 and 1990, respectively.

MOHD SUHAIMI BIN ROZALI. Mr. Rozali, aged 52, was appointed Chief Financial Officer, Treasurer and Secretary of the Company on June 8, 2012. Mr Rozali graduated from Universiti Teknologi Mara and started his career with Bank Bumiputra Malaysia Berhad, serving at its branches and in the commercial banking division. He later joined the public listed company, Idris Hydraulic (Malaysia) Bhd ("IHMB") in November 2000 and was part of the white knight's team that undertook the comprehensive corporate debt restructuring exercise of IHMB. Upon the completion of the restructuring exercise of IHMB, the white knight company, Idaman Unggul Berhad ("IUB") assumed the listing status of IHMB and was listed on the Main Board of Bursa Malaysia on November 2003. Mr Rozali left IUB to join Transmission Resources Sdn. Bhd. in November 2005, before leaving Transmission Resources Sdn. Bhd. to set up his own company in February 2007. He joined ECE Technologies in December 2009. Mr. Rozali is not an officer or director of any reporting company.

NORLIZAH BINTI ZAINAL. Ms. Zainal was appointed as Director and Chief Technology Officer of the Company on June 8, 2012 and resigned as Director and Chief Technology Officer on January 31, 2014. Ms. Zainal graduated with a Degree in Electrical Engineering (Hons) from Universiti Teknologi Malaysia in 1989 and obtained a Diploma in Translation (Science and Technical) from Dewan Bahasa dan Pustaka Malaysia in 1990. She was attached to Muhibbah Engineering CMS Berhad as a consultant engineer before joining Ericsson Telecommunications, Malaysia in 1990. During her eleven years at Ericsson, she was responsible for local and international tenders as well as conducting training for local and international staff and clients. In 2002, she joined Unique Network Sdn Bhd. and later joined ECE Technologies Sdn. Bhd. on August 1, 2008 as Chief Technical Officer. Ms. Zainal is not an officer nor a director of any reporting company.

MOHD KHAIRUDIN BIN RAMLI. Mr. Ramli was appointed to be our Director on March 9, 2012 and resigned on January 31, 2014. Mr. Ramli is a seasoned businessman with over 15 years of experience in Malaysia and South East Asia. Mr. Ramli has broad experience and proven ability to execute and deliver successful business operations and proven his entrepreneurship skills For the past 5 years, Mr. Ramli has been doing trading business in Malaysia. Mr. Ramli is not an officer or director of any reporting company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. The Committee has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these requirements, our Board of Directors examined the Committee’s definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only five directors serving on our Board of which two are in the audit committee, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current audit committee members meet the qualification of an "audit committee financial expert", each of our audit committee members, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current audit committee members capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2013 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have adopted a corporate code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Conduct is published on our website at www.clixster.net. The Company shall disclose any substantive amendments to the Code of Ethics or any waivers from a provision of the code on its website at www.clixster.net or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2013 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (8)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	----------	------------	---------	---------	--------------	----------------	-------------	-----------
Mohd Mahyudin bin Zainal (1)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Norlizah binti Zainal (2)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (3)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Mohd Khairudin bin Ramli (4)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Pui Kit Lam (5)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Cheng Pheng Loi (6)	2012	-	-	-	-	-	-	-	-
Con Unerkov (7)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

(1)	Mohd Mahyudin bin Zainal was appointed as CEO, President and Director on June 8, 2012 and resigned as CEO and President on January 31, 2014.
(2)	Norlizah binti Zainal was appointed as CTO and Director on June 8, 2012 and resigned as CTO and Director on January 31, 2014.
(3)	Mohd Suhaimi bin Rozali was appointed as CFO, Treasurer and Secretary on June 8, 2012.
(4)	Mohd Khairudin bin Ramli was appointed as Director on March 9, 2012 and resigned as Director on January 31, 2014.
(5)	Mr. Pui Kit Lam was a Director from April 8, 2011 to February 25, 2013 and the Treasurer and Secretary from April 8, 2011 to June 8, 2012.
(6)	Mr. Cheng Pheng Loi was the President, CEO, and Director of the Company with effect from May 2009 until June 8, 2012 when he resigned from all positions.
(7)	Mr. Con Unerkov was the CFO, and Director and he resigned from these two positions on June 8, 2012 and January 25, 2013, respectively.
(8)	Figures represent the year ended December 31 for the indicative years.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the year ended December 31, 2013 and 2012.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
-------------	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Mohd Mahyudin bin Zainal (1)	-	-	-	-	-	-	-	-	-
Norlizah binti Zainal (2)	-	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (3)	-	-	-	-	-	-	-	-	-
Mohd Khairudin bin Ramli (4)	-	-	-	-	-	-	-	-	-
Pui Kit LAM (5)	-	-	-	-	-	-	-	-	-
Cheng Pheng LOI(6)	-	-	-	-	-	-	-	-	-
Con Unerkov (7)	-	-	-	-	-	-	-	-	-

(1)	Mohd Mahyudin bin Zainal was appointed as CEO, President and Director on June 8, 2012 and resigned as CEO and President on January 31, 2014.
(2)	Norizah binti Zainal was appointed as CTO and Director on June 8, 2012 and resigned as CTO and Director on January 31, 2014.
(3)	Mohd Suhaimi bin Rozali was appointed as CFO, Treasurer and Secretary on June 8, 2012.
(4)	Mohd Khairudin bin Ramli was appointed as Director on March 9, 2012 and resigned as Director on January 31, 2104.
(5)	Mr. Pui Kit Lam was a director from April 8, 2011 to February 25, 2013 and the Treasurer and Secretary from April 8, 2011 to June 8, 2012.
(6)	Mr. Cheng Pheng Loi was the President, CEO, and Director of the Company with effect from May 2009 until June 8, 2012 when he resigned from all positions.
(7)	Mr. Con Unerkov was the CFO, and Director and he resigned from these two positions on June 8, 2012 and January 25, 2013, respectively.

Employment Agreements In 2013 and 2012, all the directors did not receive any salaries and did not have any employment contracts with the Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2013 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Mohd Mahyudin bin Zainal(3)(4) (6)	50,000,000	-	-	50,000,000	4.48%
Norlizah binti Zainal(3)(4)	-	-	-	-	-
Mohd Suhaimi bin Rozali(4)	-	-	-	-	-
Mohd Khairudin bin Ramli(3)	-	-	-	-	-

	------------------	-------------------	--------------------	------------------	------------------
All officers and directors as a group (6 persons)	50,000,000	-	-	50,000,000	4.48%

Maxcom Group International Ltd. (MGIL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	141,666,668	-	-	141,666,668	12.48%

Liu Kang (5), No 42, Tujilin Wuchan, Wuhan City, Hubei Ching, China.	141,666,668	-	-	141,666,668	12.48%

Central High Limited (CHL) of P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.	125,000,000	-	-	125,000,000	11.01%

Notes:

(1)	Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o Clixster Mobile Group Inc. (fka China Media Group Corporation) at No.55 Jalan Snuker 13/28, Tadisma Business Park, Section 13, 40100 Shah Alam, Malaysia.
(2)	For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 1,113,623,296 outstanding shares of our common stock and there was no options, warrants, and convertible notes outstanding entitling the holders to purchase any shares of our Common Stock owned by officers and/or directors of the Company.
(3)	A director of Company as of December 31, 2013.
(4)	An officer of Company as of December 31, 2013
(5)	Includes 141,666,668 shares of common stock held by MGIL. Mr. Liu Kang is a director and holds 100% shareholding of MGIL.
(6)	Includes 50,000,000 shares of Common Stock held by the spouse of Mohd Mahyudin bin Zainal, Ms. Nuriati binti Mohd Nordin.

Changes in Control

As announced in the Form 8K on October 30, 2013, the Company on October 29, 2013 entered into a conditional agreement to acquire 63.2% equity interests in Clixster Mobile for the purchase consideration of the issuance of 10,193,609,664 Common Stock representing approximately 90% of the enlarged issued share capital of the Company. This transaction closed on January 31, 2014 and the Vendors, the current owners of Clixster Mobile, have become the new controlling shareholder of the Company as at the date of this report. Except for the Clixster Mobile transaction noted above, we are unaware of any contract, or other arrangement or provisions, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,000 and $18,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2013 and 2012 were $6,000 and $4,200 respectively.

TAX FEES. For the fiscal years ended December 31, 2013 and December 31, 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Deficits

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits.

Exhibit Number	Description of Exhibit

2.1	Shareholders’ Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. and ATC Marketing Limited(6)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.1.3	Certificate of Amendment to Articles of Incorporation, as amended.(10)
3.2	Bylaws (1)
3.2.1	Bylaws, as amended (10)
10.1	2002 Stock Option Plan (3)
10.2	2007 Stock Incentive Plan (4)
10.3	Sale and Purchase Agreement on acquisition of ATeam Resources Sdn. Bhd (7)
10.4	Sale and Purchase Agreement on acquisition of Clixster Mobile Sdn. Bhd. (8)
10.5	Sale and Purchase Agreement on disposal the Group’s subsidiaries namely Good World Investments Limited, ATeam Resources Sdn. Bhd., Beijing Ren Ren Health Culture Promotion Limited and Ren Ren Media Group Limited. (9)
21.1	Subsidiaries of small business issuer. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on March 16, 2007.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on October 30, 2013.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 15, 2014.
10.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clixster Mobile Group Inc.
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

By:	/s/ Megat Radzman Megat Khairuddin	July 15, 2014
--------------------------------------------
Megat Radzman Megat Khairuddin
Its:	Chairman, Director

By:	/s/ Noor Azlan Khamis	July 15, 2014
--------------------------------------------
Noor Azlan Khamis
Its:	President, Chief Executive Officer, Director

By:	/s/ Andrew Hwan Lee	July 15, 2014
--------------------------------------------
Andrew Hwan Lee
Its:	Director

By:	/s/ Azrinaz Mazhar Hakim Mazhar	July 15, 2014
--------------------------------------------
Azrinaz Mazhar Hakim Mazhar
Its:	Director

By:	/s/ Ching Chiat Kwong	July 15, 2014
--------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Mahyudin bin Zainal	July 15, 2014
--------------------------------------------
Mohd Mahyudin bin Zainal
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	July 15, 2014
--------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer

Clixster Mobile Group Inc. and Subsidiary
Index to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clixster Mobile Group Inc (formerly China Media Group Corporation) and its subsidiaries

We have audited the accompanying consolidated balance sheets of Clixster Mobile Group Inc (formerly China Media Group Corporation) and its subsidiaries (the "Company") as of December 31, 2013 and 2012 (restated), and the related consolidated statements of operations, stockholders' deficits and cash flows for the years ended December 31, 2013 and 2012 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clixster Mobile Group Inc. (fka China Media Group Corporation) and its subsidiaries as of December 31, 2013 and 2012 (restated), and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses this year, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong, China
July 15, 2014

Unit 602, 6/F., Hoseinee House, 69 Wyndham Street, Central, Hong Kong

Tel: (852) 2573 2296  Fax: (852) 2384 2022  http://www.hkcmcpa.us

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012 (Restated)

		2013	2012
	Notes		(Restated, see Note 6)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		2,581	1,144
Trade receivables	7	14,068	-
Assets of operations held for sale	6	1,457,228	1,673,429
Prepayments, deposit and other receivables		285	1,213

Total current assets		1,474,162	1,675,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	8	243	-
Other payables and accruals	9	924,000	699,033
Liabilities of operations held for sale	6	1,876,921	1,983,834
Option liabilities		-	236,504
Total current liabilities		2,801,164	2,919,371

Long-term debts:
Shareholder loans	10	2,000,000	2,000,000
		2,000,000	2,000,000

Total liabilities		4,801,164	4,919,371

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value, 85,000,000,000 shares authorized, 1,113,623,296 (2012: 1,113,623,296) shares issued and outstanding	4	2,580,543	2,580,543
Comprehensive income		203,382	171,343
Non-controlling interest		(36)	(36)
Accumulated deficits		(6,110,891)	(5,995,435)
Total stockholders' deficit		(3,327,002)	(3,243,585)

Total liabilities and shareholders’ deficit		1,474,162	1,675,786

The accompanying notes are an integral part of these consolidated financial statements

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

		2013	2012
	Notes	US$	US$

Net revenue		145,495	-
Cost of revenue		(95,462)	-
Gross profit		50,033	-

Operating expenses:
Administration expenses		(95,847)	(55,319)
Selling and distribution expenses		(3,788)	-
Total operating expenses		(99,635)	(55,319)

Loss from operations		(49,602)	(55,319)

Other income / (expenses)
Write off of option liability		236,504	-
Interest expenses		(163,101)	(48)

Profit / (loss) from continuing operations		23,801	(55,367)

Discontinued operations, net of tax		(139,257)	(7,135,114)

Loss before uncontrolled interest		(115,456)	(7,190,481)

Uncontrolled interest		-	36

Net loss for the year		(115,456)	(7,190,445)

Other comprehensive income
Foreign currency translation gain		32,039	64,885
Comprehensive loss		(83,417)	(7,125,560)

Basic and diluted loss per common share		0.00	(0.01)

Basic and diluted weighted average number of common shares *		1,113,623,296	871,924,365

*

Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2013 and 2012 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Number of shares	Common Stock Amount	Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Shareholders’ Equity
		US$	US$	US$	US$	US$

Balance at December 31, 2011	558,779,837	583,107	106,458	1,195,010	-	1,884,575

Issuance of shares for acquisition of legal acquirer	554,843,459	1,997,436	-	-	-	1,997,436
Comprehensive income - foreign currency translation gain	-	-	64,885	-	-	64,885
Net loss for the year	-	-	-	(7,190,445)	(36)	(7,190,481)

Balance at December 31, 2012	1,113,623,296	2,580,543	171,343	(5,995,435)	(36)	(3,243,585)

Comprehensive income – foreign currency translation gain	-	-	32,039	-	-	32,039
Net loss for the year	-	-	-	(115,456)	-	(115,456)

Balance at December 31, 2013	1,113,623,296	2,580,543	203,382	(6,110,891)	(36)	(3,327,002)

The accompanying notes are an integral part of these consolidated financial statements.

CLIXSTER MOBILE GROUP INC
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

	2013	2012
	US$	US$
Cash flows from operating activities:
Net loss	(115,456)	(7,190,445)
Adjustment to reconcile net loss to net cash used in operating activities:
Uncontrolling interest	-	(36)
(Increase) / decrease in assets:
Trade receivables	(14,068)	-
Prepayments, deposits and other receivables	928	(396)
(Increase) / decrease in liabilities:
Trade payables	243	-
Other payables and accruals	224,968	259,530
Option liabilities	(236,504)	-
Operations held for sale, net	109,287	6,866,425
Net cash used in by operating activities	(30,602)	(64,922)

Cash flows from investing activities:
Acquisition of legal acquirer, net of cash	-	1,181
Net cash provided by investing activities	-	1,181

Cash flows from financing activities :
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(30,602)	(63,741)
Effect of exchange rate changes on cash and cash equivalents	32,039	64,885
Cash and cash equivalents - net, beginning	1,144	-

Cash and cash equivalents - net, ending	2,581	1,144

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 1	ORGANIZATION

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

The Group is engaged in the distribution of electronics and light appliances and the marketing and distribution of convergent devices and the consultancy of resources management. During the year, the Group derived its revenue from consultancy services and in the distribution of electronic products.

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2013, the Company has an accumulated deficits totaling $6,110,891 and its current liabilities exceed its current assets by $1,327,002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Clixster Mobile Group Inc. (fka China Media Group Corporation) ("CMG" or the "Registrant"), a public traded and holding company was incorporated under the laws of the State of Texas in October 2002.

All references that refer to (the "Company" or "CMG" or "we" or "us" or "our") are to CMG, and its wholly or majority owned subsidiaries unless otherwise differentiated. The Company was engaged in the business of distributing electronics and light appliances and in consultancy services.

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

Subsequent to the reporting period, on January 15, 2014 we completed the sale of our distribution in light appliances and the advertising business in China (the “Disposed Business”) (Note 15(c)). As a result in this year, we reported the operating results of the Disposed Business as Discontinued Operations – Net of Tax in the condensed consolidated statement of income in all periods presented. In addition, the assets and liabilities associated with these businesses are reported as Asset of Operations Held for Sale and Liabilities of Operations Held For Sale in the consolidation balance sheets (refer to Note 6).

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2013 include the financial statements of the Company, its wholly owned subsidiary CMG Resources Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited. The Company consolidated the 50% ownership company during the period as it controls the Board of Director of this company. Subsequent to the period of this report on January 15, 2014, the Company disposed its subsidiary companies namely Ren Ren Media Group Limited, Good World Investments Limited, ATeam Resources Sdn Bhd and its 50% subsidiary Beijing Ren Ren Health Culture Promotion Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the consolidated statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the consolidated balance sheet.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss or net profit by the weighted average number of shares of common stock outstanding during the year. Diluted loss and profit per common share for the years ended December 31, 2013 and 2012, respectively are not presented as it would be anti-dilutive.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Trade Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company recorded no (2012: Nil) allowance for doubtful accounts for the years presented.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

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

The Company has acted as guarantor for bank loans granted to certain local authorities and certain business associates. The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”.

Stock-Based Compensation

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity –Based Payments to Non-Employees”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Employees' Pension Obligations

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Malaysia and Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level.

Revenue Recognition

Revenue is measured at the fair value of the consideration received and receivable. Provided it is probably that the economic benefits will flow to the Group and the revenue and costs, if applicable, can be measured reliably, revenue is recognized when the services are rendered.

Foreign Currency Translation

The accounts of the Company's Hong Kong, China and Malaysia subsidiaries are maintained, in the local currencies of their respective countries namely Hong Kong dollars (HK), Chinese Renminbi (RMB) and Malaysia Riggnet (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 “Comprehensive Income”. As of December 31, 2013 and 2012, the accumulated comprehensive income was $203,382 and $171,343, respectively.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Comprehensive Income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the years ended December 31, 2013 and 2012.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year’s presentation.

Recent Pronouncements

Recently Implemented Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock

In May 2012, the Company issued 711,009 shares of its common stock to a consultant for his services under the 2007 Stock Incentive Plan (Note 5).

On June 8, 2012, the Company issued 558,779,837 shares of its common stock in consideration of the acquisition of 100% equity interests in ATeam.

As at December 31, 2012 and December 31, 2013 the Company had a total of 1,113,623,296 shares of its common stock issued and outstanding.

NOTE 5	STOCK OPTIONS

Stock Options

The Company adopts ASC 718 “Compensation – Stock Compensation” and requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

2002 Stock Option Plan

The 2002 Stock Option Plan was effective from October 2002 to October 2012 when it expired. This stock option plan allowed the rewarding of options to acquire common stock and the grant of incentive stock options to key employees and directors.

As at December 31, 2012, the Company had 19,000,000 stock options outstanding under the 2002 Stock Option Plan, and the option liability was $236,504. In 2013, the 19,000,000 stock options were forfeited.

As at December 31, 2013 there was no outstanding stock option under the 2002 Stock Option Plan and there was no option liability.

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

During the year 2007 to 2011, the Company had issued a total of 5,811,300 shares to its staff and consultants for their service provided.

In May 2012, the Company paid a consultant $15,500 for his services by issuing 711,009 shares in the Company at the then current market value of $0.0218 per share.

As at December 31, 2013 and 2012, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

Subsequent to the year end, on January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, ATeam Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China. It resulted in an anticipated gain of $422,606 with a consideration receivable of $5,000, which is expected to be fully received in cash and use to settle Group’s liabilities within the next twelve months from the completion date. As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations – net of tax:

	Year ended December 31
	2013	2012
	US$	US$

Net revenue	135,220	2,449,487
Cost of revenue	(90,925)	(1,557,672)
Gross profit	44,295	891,815
Administration expenses	(179,280)	(1,606,992)
Impairment of goodwill	-	(6,323,061)
Selling and distribution expenses	-	(27,213)
Loss from operations	(134,985)	(7,065,451)
Other income / (expenses)
(Loss) / gain on foreign exchange	(371)	16,317
Bank charges	(1,770)	-
Other income	2,942	61,030
Interest income	-	264
Interest expenses	(5,073)	(147,274)
Loss from discontinued operations before taxation	(139,257)	(7,135,114)
Taxation	-	-
Loss from discontinued operations, net of tax	(139,257)	(7,135,114)

The following table provides the components of assets and liabilities of operations held for sale:
	December 31 2013	December 31 2012
	US$	US$
Current assets:
Cash and cash equivalents	-	37,576
Restricted cash	-	70,093
Trade receivables	696,259	869,412
Due from related parties	263,164	263,833
Prepayments, deposit and other receivables	379,483	313,941
Property and equipment, net	118,322	118,574

Assets of operations held for sale	1,457,228	1,673,429

Bank overdraft	41,358	-
Trade payables	41,569	46,739
Other payables and accruals	759,479	694,082
Short term debt	271,590	291,548
Due to related parties	417,094	493,338
Trade finance payables	79,816	148,467
Taxation payable	115,554	124,046
Obligations under finance lease – current	75,042	25,651
Obligations under finance leases – non-current	11,715	91,578
Term loans – non-current	63,704	68,385

Liabilities of operations held for sale	1,876,921	1,983,834

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any years presented.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 7	TRADE RECEIVABLES

	2013	2012
	US$	US$

Trade receivables	14,068	-
Less: Allowance for impairment losses	-	-
	14,068	-

Trade receivables are non-interest bearing and the normal credit terms range from 30 to 90 days (2012: 30 to 90 days) terms. Other credit terms are assessed and approved on a case-by-case basis.

The fair value of trade receivables approximates its carrying amount.

NOTE 8	TRADE PAYABLES
	2013	2012
	US$	US$

Trade payables	243	-

These amounts are non-interest bearing. Trade payables are normally settled on 30 to 90 days (2012: 30-90 days) terms.

NOTE 9	OTHER PAYABLES AND ACCRUALS

		2013	2012
		US$	US$

Accrued accounting, legal and consulting fees		35,228	64,228
Potential tax penalty liability		360,000	310,000
Other payables	(a)	510,781	306,809
Due to an officer of a subsidiary held for sale		17,991	17,996
		924,000	699,033

a)	Other payables are Company expenses such as postage, sundries, etc., and advanced on behalf of the Company from various parties. These amounts are non-interest bearing and normally settled on an average term of 6 months.

NOTE 10	SHAREHOLDER LOAN

	2013	2012
	US$	US$

Shareholder loan	2,000,000	2,000,000

The long term shareholder loan of $2,000,000 is unsecured, bears interest at 8% per annum, repayable on May 25, 2015.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 11	RELATED COMPANY TRANSACTIONS

For the years ended December 31, 2013 and 2012, the Company did not pay the directors and its officers any remuneration for their services provided to the Company.

The Company accrued interest of approximately $163,000 (2012: $91,745) for the year ended December 31, 2013 under a long-term shareholder loan of $2,000,000, which is unsecured, bears interest of 8% per annum and repayable on May 25, 2015.

NOTE 12	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2013, since the Company and its subsidiaries had significant net operating loss. The Company made an income tax provision under Malaysian tax jurisdiction while Malaysian operation generates an operating profit.

For the years ended December 31, 2013 and 2012, the Company and its subsidiaries incurred net operating results for tax purposes of approximately profit of $23,801 and loss of $54,228, respectively. Total net operating losses carry forward at December 31, 2013 and 2012, (i) for Federal and State purpose were $11,258,593 and $11,282,393, respectively and (ii) for its entities outside of the United States there were no tax loss carried forward respectively for the two years. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2013 and 2012 was approximately $4,513,953 and $4,512,957, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has not concluded all U.S. federal income tax matters for the years through fiscal 2013, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2013 and 2012. The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $360,000 at December 31, 2013 (2012:$310,000).

A reconciliation between the income tax computed at the Malaysia and Hong Kong statutory rate and the Company’s provision for income tax is as follows:

	2013	2012

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Hong Kong statutory rate	16.5%	16.5%
Valuation allowance – Loss carryforward under Hong Kong rate	(16.5%)	(16.5%)

Provision for income tax	-	-

As of December 31, 2013 and 2012, there were no material deferred tax assets or liabilities to be recognized.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Restated)

NOTE 13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2013 and 2012 the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

	2013	2013	2013	2012	2012	2012
	Revenue	Percentage of Revenue	Trade accounts Receivable	Revenue	Percentage of Revenue	Trade accounts Receivable
	US$		US$	US$		US$
Customer A	43,129	29.64%	-	-	-	-
Customer B	38,235	26.28%	3,046	-	-	-
Customer C	38,130	26.21%	11,022	-	-	-
Customer D	15,853	10.90%	-	-	-	-
Total:	135,347	93.03%	14,068	-	-	-

(b)	Major vendors

During the year, the Group was a provider of consulting services. In the opinion of the Board, it is therefore of no value to disclose details of the Group’s vendors.

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

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)	Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

(f)	Interest rate risks

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from shareholder loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2013 and 2012, shareholder loan was at fixed interest rate.

CLIXSTER MOBILE GROUP INC (Formerly China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 14	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)

The Company leases office premises for its operations in Malaysia under operating leases. Rental expenses under operating lease for the year ended December 31, 2013 and 2012 were $4,588 and nil, respectively.

As of December 31, 2013 future minimum rental payments under non-cancelable operating leases in the next 12 months is $395.

NOTE 15	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through to the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Following the completion of the above transaction, Clixster Mobile became a 63.2% subsidiary of the Company.

(b)	In January 2014, the Company issued 10,193,609,664 shares of its common stock in consideration for the acquisition of 63.2% equity interests in Clixster Mobile Sdn Bhd.

(c)	On January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, ATeam Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China.

(d)	As announced in the Form 8K filed on January 16, 2014, the Company disposed of its subsidiaries Good World Investments Limited, ATeam Resources Sdn. Bhd., Beijing Ren Ren Health Culture Promotion Limited and Ren Ren Media Group Limited to KR Ventures Sdn. Bhd. for a consideration of US$5,000 and the assumption of certain debts in these companies. It resulted in an anticipated gain of $422,606 with a consideration receivable of $5,000, which is expected to be fully received in cash and use to settle Group’s liabilities within the next twelve months from the completion date.