Form 10-Q
period 2014-03-31
China Media Group CORP
filed 2016-03-24
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

---------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

(Formerly Clixster Mobile Group Inc.)

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
----------------------------	----------------------------	----------------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Level 7, Tower 7, Avenue 5, The Horizon Bangsar South, No.8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------------------
(Address of Company's principal executive offices)	(Zip Code)

Tel: +603 2242 3995    Fax: +603 2242 4317

---------------------------------------------------------------------

(Company's Telephone Number, Including Area Code)

CLIXSTER MOBILE GROUP INC.

No. 18-2, Jalan Sri Hartamas 8, Taman Sri Hartamas

50480 Kuala Lumpur, Malaysia

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

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of December 15, 2015 was 11,307,232,960 shares of Common Stock, no par value.

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

As used in this quarterly report, the terms "we", "us", "our", "CHMD", and "the Company" mean Median Group Inc. (formerly known as Clixster Mobile Group Inc. with effect from April 3, 2014 and prior to that date China Media Group Corporation) and its subsidiaries unless otherwise indicated.

PART I

Item 1.	Condensed Consolidated Financial Statements

Median Group Inc.

(Formerly Clixster Mobile Group Inc.)

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Audited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013

Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

		March 31 2014	December 31 2013
	Notes	(Unaudited)	(Restated)
		US$	US$
ASSETS
Current assets:
Assets of operations held for sale	6	9,402,286	9,834,050
		9,402,286	9,834,050

Total current assets		9,402,286	9,834,050

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Other payables and accruals	7	515,500	924,243
Amounts due to related parties	8	26,667	-
Liabilities of operations held for sale	6	11,249,353	11,542,902
Total current liabilities		11,791,520	12,467,145

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		13,791,520	14,467,145

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2013: 1,113,623,296) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(6,695,150)	(7,153,255)
Accumulated other comprehensive income		138,530	238,554
Total Median Group Inc. stockholders' deficits		(3,781,390)	(4,139,471)
Non-controlling interest		(607,844)	(493,624)
Total stockholders’ deficits		(4,389,234)	(4,633,095)

Total liabilities and stockholders’ deficits		9,402,286	9,834,050

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

		Three Months Ended 31 March
		2014	2013
	Notes	US$	US$
			(Restated)
Net revenue		-	-
Cost of revenue		-	-

Gross profit		-	-

Operating expenses:
Administration expenses		(7,798)	(14,929)
Selling and distribution expenses		-	-
Total operating expenses		(7,798)	(14,929)

Operating loss from continuing operations		(7,798)	(14,929)

Other income / (expenses)
Other income		400,050	-
Gain on disposal of subsidiaries		420,362	-
Interest expenses		(26,667)	(40,777)

Gain/(Loss) from continuing operations		785,947	(55,706)

Discontinued operations, net of tax	6	(518,737)	(392,339)

Net income/(loss)		267,210	(448,045)

Less: Net loss attributable to non-controlling interests		(190,895)	(116,840)

Net income/(loss) attributable to Median Group Inc.		458,105	(331,205)

Net loss per share attributable to Median Group Inc. shareholders - Basic and diluted
Continuing operations		(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)
		(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		7,796,100,742	1,113,623,296

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2014 and 2013 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

		Three Months Ended 31 March
		2014	2013
	Notes	US$	US$
			(Restated)
Net income/(loss)		267,210	(448,045)

Other comprehensive income, net of tax
Foreign currency translation (loss)/gain		(25,593)	11,362
Release of exchange reserve arising from disposal of subsidiaries		(82,615)	-
Total comprehensive income/(loss)		159,002	(436,683)
Less: Net loss attributable to non-controlling interests		(190,895)	(116,840)
Less: Other comprehensive income attributable to non-controlling interests - foreign currency translation (loss)/gain		(8,184)	67
Total comprehensive income/(loss) attributable to Median Group Inc.		358,081	(319,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders' Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2014 (Restated)	11,307,232,960	2,775,230	238,554	(7,153,255)	(493,624)	(4,633,095)

Other comprehensive income:
Foreign currency translation loss	-	-	(17,409)	-	(8,184)	(25,593)
Release of exchange reserves arising from disposal of subsidiaries	-	-	(82,615)	-	84,859	2,244
	-	-	(100,024)	-	76,675	(23,349)
Net income/(loss) for the period	-	-	-	458,105	(190,895)	267,210
Total comprehensive income for the period	-	-	(100,024)	458,105	(114,220)	243,861

Balance at March 31, 2014	11,307,232,960	2,775,230	138,530	(6,695,150)	(607,844)	(4,389,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended March 31
	2014	2013
	US$	US$
		(Restated)
Cash flows from operating activities:
Net income/(loss)	267,210	(448,045)
Changes in asset and liabilities
Increase (decrease) in liabilities:
Asset of operations held for sale – net liabilities	138,215	396,309
Other payables and accruals	(408,743)	40,374
Amounts due to related parties	26,667	-
Net cash generated from (used in) operating activities	23,349	(11,362)

Cash flows from investing activities	-	-

Cash flows from financing activities :	-	-

Effect of exchange rate in comprehensive income	(23,349)	11,362
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - net, beginning	-	-

Cash and cash equivalents - net, ending	-	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Median Group Inc. (formerly known as Clixster Mobile Group Inc. with effect from April 3, 2014 and prior to that date known as China Media Group Corporation) (the "Company") is a Texas corporation, incorporated on October 1, 2002.

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

In June 2012, the Company acquired 100% equity interests of A-Team Resources Sdn. Bhd. (“A-Team”), a distributor of electronics and light appliances, at a consideration price of $2,011,607 by the issuance of 558,779,837 shares, at a price of $0.0036 per share.

The Group is engaged in the distribution of electronics and light appliances and the marketing and distribution of convergent devices and the consultancy of resources management. During the period, the Group derived its revenue from consultancy services and in the distribution of electronic products.

On January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, A-Team Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China.

On January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. (“CMSB”), a company incorporated in Malaysia by the issuance of 10,193,609,664 in the Company at a price of at a price of $0.025 per share. CMSB is a mobile virtual network provider and principally engaged in providing cellular and mobile broadband services in Malaysia. CMSB was treated as the acquirer for accounting purpose since the original stockholders of CMSB owned a majority (85%) of the shares of the Company’s common stock immediately following the completion of the transaction. CMSB was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (CMSB). Historical stockholders’ equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the Company and its subsidiaries.

Subsequent to the period end, on July 28, 2015, the Company disposed of its 63.2% of CMSB to refocus the business of the Group to sell post-paid rather than prepaid telecom services for the mobile network virtual operator (“MNVO”) operation. Also, on December 11, 2015 the Company acquired shares in Naim Indah Mobile Communication Limited (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. for the provision of telecom services to Angkasa members. Further details can be found in Note 13 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company Form 10-K filed with the Securities and Exchange Commission.

At the date of this report, the Company has filed Form 8-K to effect a reverse merger between the Company and CMSB at January 31, 2014. The Company’s consolidated financial statements include the assets and liabilities, the operations and cash flows of CMSB before the transaction and the Company and its subsidiaries after the transaction.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Principles of Consolidation

The condensed consolidated financial statements for the period ended March 31, 2014 include the financial statements of the Company and its wholly owned subsidiary Qultec Sdn. Bhd. (formerly known as CMG Resources Sdn. Bhd.), its 50% equity interest subsidiary ATC Marketing Limited (“ATC”) and its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. (“CMSB”). The Company consolidated the 50% subsidiary ATC during the period as it controls the board of director of this ATC. Subsequent to the period of this report, in July and August 2015, the Company disposed its subsidiary companies namely its 63.2% subsidiary in CMSB and its 50% subsidiary ATC (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of operation for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

The results of subsidiaries acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended March 31, 2014 and 2013, are not presented as it would be anti-dilutive.

Fair Value Measurements and Disclosures

ASC 820 "Fair Value Measurements and Disclosures" codified SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". ASC 820 applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate their respective carrying values of such amounts.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the year/period presented.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Revenue

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of our revenues could be materially different for any period if management made different judgments or utilized different estimates.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

Prepaid telecom revenues are collected by its distributors and/or resellers through the sale of “Clixster” prepaid or reload cards, which are sold in a form of SIM/reload cards to its final customers through its distributors and/or resellers. The sale of Sim, prepaid or reload cards is recognized as revenue when the products are delivered to its distributors and/or resellers, based upon their request. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired cards are recognized as revenue upon expiration of cards.

Cost of revenue

Cost of revenue consists primarily of cost of SIM and prepaid/reload cards, telecommunication services and traffic charges which are directly attributable to the delivery of telecom service upon the activation of prepaid and/or reload cards.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended March 31, 2014.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
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

Foreign Currency Translation
The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of March 31, 2014, the comprehensive income was $159,002.

Recently Issued Accounting Pronouncements
The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact to its financial position, results of operations or cash flows.

Reclassifications
Certain comparative amounts have been reclassified to conform to the current period’s presentation.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2014, the Company has incurred an accumulated deficits totaling $6,695,150 and its current liabilities exceed its current assets by $2,389,234. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock
On January 31, 2014, the Company issued 10,193,609,664 shares of its common stock in consideration for the acquisition of 63.2% equity interests in Clixster Mobile Sdn Bhd (Note 1).
As of March 31, 2014, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

NOTE 5	STOCK OPTIONS

The Company adopted ASC 718 “Compensation – Stock Compensation” and requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

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

During the year 2007 to 2013, the Company had issued a total of 6,522,309 shares to its staff and consultants for their service provided.

As at March 31, 2014 and December 31, 2013, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

Subsequent to the period end, the Company sold its subsidiaries namely its 63.2% subsidiary Clixster Mobile Sdn. Bhd. on July 28, 2015 and its 50% subsidiary ATC Marketing Limited on August 3, 2015 (the “Disposed Subsidiaries”) containing its MVNO business and electronics trading company (Note 13). As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations - net of tax:

	Three months ended March 31
	2014	2013
	US$	US$

Net revenue	910,277	227,964
Less: sales discount	(114,463)	(3,036)
Cost of revenue	(652,126)	(196,607)
Gross profit	143,688	28,321
Administrative expenses	(647,218)	(411,573)
Selling and distribution expenses	-	-
Loss from operations	(503,530)	(383,252)
Other income / (expenses)
Foreign exchange gain / (loss)	50,199	(371)
Bank charges	-	(1,305)
Other income	9,594	2,942
Interest income	-	(5,331)
Interest expenses	(75,000)	(5,022)
Loss from discontinued operations before taxation	(518,737)	(392,339)
Taxation	-	-
Loss from discontinued operations	(518,737)	(392,339)

The following table provides the components of assets and liabilities of operations held for sale:

	March 31 2014	December 31 2013
	US$	US$
Current assets:
Cash and cash equivalents	4,469,983	3,001,991
Trade receivables	447,751	986,768
Prepayments, deposit and other receivables	214,493	2,976,955
Due from related parties	3,961,311	2,461,997
Inventories	57,965	76,188
Property and equipment, net	248,067	330,151
Intangible assets	2,716	-
Assets of operations held for sale	9,402,286	9,834,050

Bank overdraft	-	41,358
Trade payables	2,973,097	735,245
Other payables and accruals	105,801	5,468,113
Due to related parties	170,455	670,409
Short term debt	-	271,590
Trade finance payables	-	79,816
Taxation payables	-	115,554
Obligations under finance lease	-	86,757
Term loans – non-current	8,000,000	4,074,060
Liabilities of operations held for sale	11,249,353	11,542,902

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31 2014	December 31 2013
	US$	US$

Potential tax penalty liability	360,000	360,000
Other payables and accruals	155,500	564,243
	515,500	924,243

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	March 31 2014	December 31 2013
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	26,667	-
	26,667	-

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	March 31 2014	December 31 2013
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the three months ended March 31, 2014 was $26,667.

NOTE 10	RELATED PARTY TRANSACTIONS

For the three months period ended March 31, 2014, the Company paid $56,419 (2013: Nil) to its directors and its officers remuneration for their services provided to the Company.

For the three months period ended March 31, 2014 the Company sold $373,677 (2013: Nil) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

For the three months period ended March 31, 2014 the Company purchased $591,501 (2013: Nil) of telecom services from a related company. The terms of trade was negotiated at arms-length.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the three months ended March 31, 2014 the Group company recorded $65,847 (2013: Nil) in interests expenses relating to these promissory notes.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	INCOME TAXES

No provision was made for income tax for the three months ended March 31, 2014 and 2013, since the Company and its subsidiaries had significant net operating loss. In the three months ended March 31, 2014 and 2013, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $14,240 and $35,508, respectively. Total net operating losses carry forward as at March 31, 2014 and 2013, (i) for Federal and State purpose were $11,296,825 and $11,326,573 respectively and (ii) for its entities outside of the United States $2,298 and nil respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at March 31, 2014 and December 31, 2013 was approximately $4,831,845 and $4,841,445, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Malaysia statutory rate and the Group's provision for income tax is as follows:

	2014	2013

Malaysia statutory rate	25%	25%
Valuation allowance - Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)	The Company leases office premises for its operations in Malaysia under operating leases. As of March 31, 2014 the future minimum rental payments under non-cancelable operating leases in the next 12 months are $70,975.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)	On August 3, 2015 the Company sold its 50% interests in ATC Marketing Limited (“ATC”) for a nominal cash consideration and it resulted in a nominal loss on disposal of this subsidiary company.

(b)	As announced in a Form 8K on December 16, 2015 the Company finalized in a series of transactions the disposal of the rights to the Clixster brand name in the sale of its 63.2% subsidiary in Clixster Mobile Sdn Bhd (“CMSB”) to Zainal Abidin bin Zohdi (“Purchaser”) for a total cash consideration of $8,500 and the assumption of certain debts pursuant to a sale and purchase agreement (“SP Agreement”) and entered into a two year licensing agreement for the Clixster brand form the Purchaser for the China market for a fee of US$5,000 to be paid at the commencement of the second year of the licensing agreement. The company and the Clixster brand sold were engaged in the distribution of prepaid mobile services under the MVNO platform.

(c)

As announced in a Form 8K on December 16, 2015 on December 11, 2015 the Company agreed to acquire and hold a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. Our director Ahmad Shukri Abudl Ghani is a 30% shareholder of NIMC.

NIMC has an exclusive business partnership agreement (“Exclusive Agreement”) with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”), a wholly owned company of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). MyAngkasa is the business development and Sales/Marketing entity of Angkasa which is the representative of 12,000 cooperatives with 7.4 million active members in Malaysia. MyAngkasa owns and operates a network of payment terminals that offer services and products to subscribers and customers for the purchase of prepaid top-ups, postpaid ticketing, online transaction services, registration, loyalty point programs and bill payment collections via internet banking, mobile banking, mobile payment and electronic data capture (EDC) terminals. Under this contract, both parties agree to implement the brand “MyAngkasa” mobile telecommunications program based on NIMC’s Mobile Virtual Network Aggregator (MVNA) platform that includes the provision of mobile telecommunication services to co-operative and members of the co-operatives under Angkasa as registered Pre/Post-Paid subscribers of NIMC services.

The Exclusive Agreement has a fix term of 5 years ending in August 2020 and subject to renewal by mutual consent. Pursuant to this agreement, MyAngkasa agrees to use NIMC’s services under the trade name of “Median Mobile” products to co-operatives and members of the co-operatives under Angkasa and to exclusively appoint NIMC as the official mobile telecommunication services based on MVNA platform to Angkasa members. MyAngkasa agrees to undertake to deliver certain number of subscribers for pre/post-paid services (“Targeted Subscribers”) for each year. In return, NIMC agrees to a profit share scheme whereby MyAngkasa will receive RM100,000 (or about US$24,000) for the first financial year of the contract, and for each financial year thereafter the higher of RM500,000 (or about USD120,000) and a set percentage of NIMC’s net annual profit after tax, less any unapplied accumulative losses brought forward from previous years. If the Targeted Subscribers are not achieved for any each then the set percentage to be applied will be the pro-rate of the actual subscribers to the Targeted Subscribers for that year.

MyAngkasa is a shareholder of the Company holding 50 million shares or about 0.44% of the issued share capital of the Company.

(d)	On September 27, 2015 the Board approved the change of company name from Clixster Mobile Group Inc. to Median Group Inc. and the name change was effected on October 7, 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

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

Our mission then was to become one of China's new age media companies through the use of new technologies and devices combined with traditional media of TV, Newspapers, Magazines, Billboards and Internet to reach today's mobile society. In order to facilitate this, the Company established 3 strategic business units being "Advertising", "Telecommunications and Mobile Computing", and "Products and Services". However due to limited financial resources we were not able to implement our business plans in the China media sector.

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

On January 31, 2014 Samata transferred 4,301,422,970 to CSB and 1,459,475,233 shares to the newly appointed directors of the Company. After the above transfers, Samata did not hold any shares in the Company and CSB held a total of 8,734,134,431 shares, representing approximately 77.24% in the Company, becoming the new controlling shareholder of the Company. On the same date following the completion of the SP Agreement, the changes to the board of directors were announced in the Form 8K filed on February 6, 2014. On June 17, 2014 CSB transferred 550,000,000 shares to one of the Company’s partners and on October 1, 2014 CSB transferred 2,000,000,000 shares to a director of the Company. After these two transfers, CSB held 6,184,134,431 shares representing approximately 54.69% in the Company.

On January 15, 2014 the Group disposed of its loss making light appliances and advertising operation. The management believes that this transaction affords the Company the opportunity to streamline its trading operation and focus on its Products and Services Business Unit.

On July 28, 2015, the Group disposed of its investment in Clixster Mobile Sdn. Bhd. to refocus its MVNO business from pre-paid to post-paid telecom services.

In September, 2015, New China Electronics Limited, a company wholly owned by our director, Mr. Ching Chiat Kwong, acquired a total of 7,130,134,431 shares representing about 63.06% interests in the Company from CSB and all the other directors’ shares to become the controlling shareholder of the Company. On January 8, 2016, New China then transferred 350,000,000 shares to each of Andrew Hwan Lee and Ahmad Shukri Bin Abdul Ghani, both directors of the Company. New China then held 6,430,134,431 shares representing 56.87% in the Company.

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC has entered into an exclusive partnership agreement with MyAngkasa Holdings Sdn Bhd (“MHSB”) for the implementation of the “MyAngkasa” mobile program. Under the agreement, MHSB will undertake to market and sale to its members for NIMC’s post-paid mobile phone services. The Group views this as a strategic anchor customer that will provide the subscriber base to roll out its telecom services, focusing in post-paid customer, .

In March 2016, the Company is in advance discussion with a Malaysian telecom operator to roll out these services to the MyAngkasa customers. It is planned that the roll out commencing in July 2016.

At the date of this report, the Group will focus on its Telecommunications and Mobile Business Unit, and its Products and Services Business Unit. The Group will terminate its adverting business until a viable advertising business opportunity is available.

2014 Products & Services Overview

We have established 3 business units namely “Advertising”, “Product Services” and “Telecommunication and Mobile”. A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. However the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which was difficult given the financial situation of the Group. Therefore in 2012, we had determined to defocus from the BRR program and to focus on other advertising activities going forward. During the period, the Company did not derive any advertising income from the BRR project. In 2014, the Group divested from its investment in BRR and the Group will suspend the advertising business unit until other advertising opportunities that are synergistic to the Groups business. During the year, the Group did not derive any revenue from this business unit.

Products Services Units

We have commenced a Products Services Unit to build brands recognition and to take advantage of our contacts networks, distribution channel and trading partners. We intended to leverage on our advertising platform to develop our own brands name for select products. This will uniquely position our Product Services for brand awareness as well as develop a long term business unit that will serve both consumers and industries markets. We had a distribution of electronics and light electronics in 2012 but we ran into difficulties and the market conditions changed such that the Company recorded a loss in 2012. In view of our focus on Telecommunications we determined to divest of our investment in Ateam in 2014. Accordingly the sales and operational results were disclosed as Operations held for sale in the Company’s condensed consolidated balance sheet and income statement. During this quarter, the Group did not derive any revenue from this business unit.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we are still waiting for the delivery of its commercial products in 2013. However, in 2014 we divested from this product and instead we determined to focus on other telecommunication products and services. In October 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) operation in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business and building a brand in Malaysia and then throughout the region. During the three months ended March 31, 2014, the Group derived $910,277 in telecom services revenue from this business unit.

Industry Overview and Competition

Telecommunication Market

During the first half of 2014, the Malaysia telecommunication subsector increased by 10% (January - June 2013: 9.4%) with the continued increase in the number of cellular phone subscribers as well as higher use of data services. Cellular phone subscriptions grew 2.8% to 43.8 million to reach a penetration rate of 145.5% as at end-June 2014 (end-June 2013: 9.1%; 42.6 million; 143.4%), with the prepaid segment dominating 82% of total subscriptions. Growth was spurred by increased take-up of affordable smartphones and attractive packages offered by service providers. In addition, higher use of data services was supported by increased third-generation (3G) subscriptions which recorded 18 million in 2013 (2012: 14.5 million).²

The broadband segment grew 3.1% to 6.4 million subscriptions with a household penetration rate of 67.2% as at end-June 2014 (end-June 2013: 6.9%; 6.2 million; 66.8%). Growth was largely driven by promotional activities and awareness programmes as well as improved network coverage due to offerings of bundled services with attractive pricing plans and improved network coverage. The National Broadband Initiative (“NBI”) which was introduced in March 2010 to increase household broadband penetration, addresses the provision of infrastructure and facilities through the implementation of High-Speed Broadband (“HSBB”) and Broadband to General Population (“BBGP”). Through public-private partnership, the Government has implemented the HSBB project in areas covering inner Klang Valley, Iskandar Malaysia and selected industrial areas. At the same time, under the BBGP initiative, broadband projects will be implemented across the country through various technologies such as Asymmetric Digital Subscriber line (“ADSL”), Hybrid Fibre Coax (“HFC”), High-Speed Downlink Packet Access (“HSDPA”) and Worldwide Interoperability for Microwave Access (“WiMax”). ²

In Malaysia, the major mobile network operators (MNOs) are Maxis, Celcom and DiGi. According to RHB Research Institute Sdn Bhd (“RHB Research”), despite the mixed showing in their fourth quarter 2014 reporting, the Big Three will still face challenges. This is especially in terms of effectively monetizing data in the medium term while traditional revenues will continue to suffer from structural pressure. The research house noted that the industry posted a slight contraction in service revenue of 1.1% in 2014, mainly due to the continued erosion in SMS and voice revenues and telco-specific issues. That said, RHB Research noted that mobile internet revenue sustained its double-digit growth trajectory, up 24.9% for the year. Unsurprisingly, it further noted that the traditional SMS and voice revenues continued on their declining trend this quarter, contracting by 27.9% and 5.4% y-o-y respectively in 4Q14. The research house expects the pressure on legacy revenues to continue in 2015, as the industry’s smartphone penetration, currently in the mid-40s, is expected to trend higher on the back of a wider array of affordable smartphones available in the market and the telcos dishing out more data bundled packages to spur data demand. That said, the research house noted the operators are ramping up efforts to better monetise data alongside investments to improve the quality of networks and additional LTE sites.

¹ Malaysia Economic Report 2014/2015 ² Malaysia’s telco sector still likely to see challenges in the medium term - The Borneo Post Online 16/3/15

Subscriber Market

Mobile connections in Malaysia has long surpassed the 100% mark and was reported to attain 137% ¹ as at March 2015; putting her as one of the countries in Asia Pacific with penetration rates above 100%. In a statistical report conducted by We Are Social involving 30 countries in the Asia Pacific region, Macau, Hong Kong, Singapore and Thailand attained a mobile subscription rate of 269%, 175%, 152% and 150% respectively compared to their national populations.

By 2015, the Malaysian market is expected to reach a mobile subscriber base of over 50 million (as at 2013: 42.6 million¹). Although growth is expected to slow down as the market approaches saturation but it is still expected to register a CAGR of 6.0% from 2011-2015. Riding on increasing demand for internet access, 3G subscriptions reached 14.5 million with an annual growth of 41.0% in 2012 and are expected to cross 18.4 million by December 2013. Broadband internet has also been expanding strongly in recent years and as at first quarter of 2014, reached a 67% household penetration with more than half of households having some form of broadband access.¹ Also from the report by We Are Social, the mobile broadband penetration rate in March 2015 of Macau, Hong Kong, Thailand and Singapore were at 264%, 122%, 112% and 106% respectively whilst Malaysia achieved 78%.¹ The Malaysian Communications and Multimedia Commission reported a rate of 72.2% for the first half of 2015. ²

Greater affordability of mobile services, development of platforms and mobile enabled services including mobile payments, information services and educational tools) and entry of non-traditional players into the ecosystem including technology companies and content provider are key indicators to the potential future growth opportunities of the market.

¹ Digital, Social and Mobile in APAC 2015 – We Are Social Singapore ² MCMC - Pocket Book of Statistics, Q2 2015

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

Type of MVNO’s

Discount	Provides very low call rates to market segments for example, the foreign workers market
Lifestyle	Focuses on specific niche market demographics for example on the high income executives with specific interests
Advertising-funded	Earns advertising revenue in order to provide free voice, SMS and data to its subscribers
Ethnic	Provides services to certain ethnic groups in the country. For e.g. XOX caters to the Chinese community in Malaysia, other MVNOs like Lycamobile, Lebara, iCard Mobile, Globalcell Mobile and Dialog Vizz who target ethnic communities by providing inexpensive calls to their home country
Data	Focuses on selling data subscriptions to end-users. Amazon in US and Dell in Japan are Data MVNOs. Merchantrade in Malaysia is a Data MVNO.

Examples of other MVNO’s in Malaysia

Merchantrade	A strong presence in the foreign workers’ in the Malaysia on Celcom network
XOX	Focus to serve the Chinese community offering services riding on Maxis network
Redtone	Serving the small and medium-sized enterprises market segment. A spin-off of Redtone International Bhd riding on Maxis
Tune Talk	A lifestyle service offering as sister companies Tune Hotels and Tune Money. Operates on Celcom’s network
Smart Pinoy	A service zooming into over 700,000 Filipino migrant workers in Malaysia, a joint venture between Celcom and Philippines Long Distance Telecom (PLDT)
Tron	Offering a yearlong validity for Tron user community numerous incentives. Rides on DiGi network
MyEvolution	Malaysia’s first Machine-to-Machine (M2M) MVNO service on DiGi network\
Tesco	Affinity program via Clubcard (Tesco loyalty card) on Maxis network
SpeakOut	Targeting students, youth, business travelers, tourists, migrant workers and telco-blacklisted individuals
Buzz Me	A prepaid mobile services operating on U Mobile targeting the urban young market
FRiENDi	A joint venture between Virgin Mobile Middle East & Africa and Kumpulan Perangsang Selangor
Altel	A MVNO under Puncak Semangat, within the Al-Bukhary group, in collaboration with CELCOM. No clear direction or target market.

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $4,469,983 as of March 31, 2014 in our discontinued operation; an increase of 50% from the previous period end of December 31, 2013. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans.

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

Specifically, we hope to accomplish the steps as set out in this report to implement our business plan in respect of developing and integrating the MVNO business. The success of our plans is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

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

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2013

REVENUES.

For the three months period ended March 31, 2014, the Group did not derive any revenue, cost of revenue and therefore had no gross profit from its continuing operations. For the three months period ended March 31, 2014, the Group realized revenue of $910,277, a cost of revenue of $652,126 and sales discount of $114,463, achieving a gross profit of $143,688 from its operations held for sale (Note 6).

For the three months period ended March 31, 2013, the Group did not derive any revenue, cost of revenue and therefore had no gross profit from its continuing operations. For the three months period ended March 31, 2013, the Group realized revenue of $227,964, cost of revenue of $196,607 and sales discount of $3,036, achieving a gross profit of $28,321 from its operations held for sale (Note 6).

OPERATING EXPENSES.

For the three month period ended March 31, 2014, from our continuing operation, we had no gross profit and our total operating expenses were $7,798, all of which were selling, general and administrative expenses. We also had $26,667 in interest expenses, $400,050 in other income on write-off of liabilities, and $420,362 gain from the disposal of our subsidiaries in January 2014 so that we had a net loss of $785,947 from our continuing operations for the period. This was in comparison in the three months period ended March 31, 2013 where we had no gross profit and $14,929 in selling, general and administrative expenses and $40,777 in interests expenses so that we had incurred a total loss of $55,706 to our shareholders from continuing operations.

For the three month period ended March 31, 2014, from our operation held for sale, our gross profit was $143,688 and our total operating expenses were $647,218 all of which all were selling, general and administrative expenses. We also had $50,199 in foreign currency exchange gain, $9,594 in other income and $75,000 in interest expenses so that our net loss to our shareholders from operation held for sale for the three months period ended March 31, 2014 was $518,737 (Note 6). This was in comparison in the three months period ended March 31, 2013 where our gross profit was $28,321 and our total operating expenses were $411,573 all of which were selling, general and administrative expenses. We also had $371 in foreign currency exchange loss, $1,305 in bank charges, $2,942 in other income, $5,331 in other income write back, and $5,022 in interest expenses so that the net loss to our shareholders from operation held for sale for the three months period ended March 31, 2014 was $392,339 (Note 6).

Overall, for the three month period ended March 31, 2014, we had profit of $785,947 from our continuing operation and a loss of $518,737 from our operations held for sales so that we had a net profit of $267,210 to our shareholders for the period. In comparison for the three months period ended March 31, 2013, we had a loss of $55,706 from our continuing operation and a loss of $392,339 from our operations held for sales so that we had a total loss of $448,045 to our shareholders for the period.

Liquidity and Capital Resources

As at March 31, 2014, the Company had no cash other than the $4,469,983 in the operation held for sale and the only current assets held by the Company was the assets of operation held for sale of $9,402,286. The total assets of the Company were $9,402,286 as of March 31, 2014. We also had current liabilities of $11,791,520 which were represented by $515,500 in other payables and accruals, $26,667 due to related parties and $11,249,353 in liabilities of operation held for sale. We also had $2,000,000 in long-term shareholders loan as at March 31, 2014, making our total liabilities $13,791,520.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2014.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods, except for the current three months period ended March 31, 2014 where the Company recorded modest profit of $267,210, and has accumulated losses of $6,695,150 as at March 31, 2014. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to develop its revenue base in its consulting business and in developing and integrating its refocused MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand and develop its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

As announced in the Form 8K on February 5, 2014, the Company issued 10,193,609,664 shares to acquire 63.2% equity interests in Clixster Mobile Sdn Bhd on January 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

2.1	Shareholders’ Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. And ATC Marketing Limited(7)
2.2	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (8)
2.3	Sale and Purchase Agreement between Good World Investments Limited and ECE Technologies Sdn. Bhd. (9)
2.4	Sale and Purchase Agreement between the Company and Samata Ventures Sdn Bhd and Clixster Sdn Bhd. (10)
2.5	Sale and Purchase Agreement between the Company and KR Global Ventures Sdn Bhd. (11)
2.6	Sale and Purchase Agreement between the Company and Mohamad Puzi Bin Khalid, and the brand licensing agreement between the Company and Mohamad Puzi Bin Khalid(12)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(3)
3.1.3	Certificate of Amendment to Articles of Incorporation, as amended.(4)
3.1.4	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.2	Bylaws (1)
10.1	2007 Stock Incentive Plan (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on September 26, 2005.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 7, 2014.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on October 12, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 6, 2014.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 16, 2014.
12	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 16, 2015

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Median Group Inc
a Texas corporation

/s/ Andrew Hwan Lee
---------------------------------------
Andrew Hwan Lee
Chief Executive Officer

/s/ Mohd Suhaimi bin Rozali
---------------------------------------
Mohd Suhaimi bin Rozali
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dato Haji Abdul Fattah Abdullah	March 23, 2016
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	March 23, 2016
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	March 23, 2016
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Ching Chiat Kwong	March 23, 2016
-----------------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	March 23, 2016
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer