Form 10-Q
period 2014-09-30
China Media Group CORP
filed 2016-03-24
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Median Group Inc.

(Formerly Clixster Mobile Group Inc.)

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Audited)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013

Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2014 and 2013

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended 30 September 2014

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

		September 30 2014	December 31 2013
	Notes	(Unaudited)	(Restated)
		US$	US$
ASSETS
Current assets:
Trade receivables		704	-
Assets of operations held for sale	6	8,956,605	9,834,050
		8,957,309	9,834,050

Total current assets		8,957,309	9,834,050

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Other payables and accruals	7	541,872	924,243
Amounts due to related parties	8	106,666	-
Liabilities of operations held for sale	6	13,746,739	11,542,902
Total current liabilities		14,395,277	12,467,145

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		16,395,277	14,467,145

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2013: 1,113,623,296) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(8,710,470)	(7,153,255)
Accumulated other comprehensive income		188,165	238,554
Total Median Group Inc. stockholders' deficits		(5,747,075)	(4,139,471)
Non-controlling interest		(1,690,893)	(493,624)
Total stockholders' deficits		(7,437,968)	(4,633,095)

Total liabilities and stockholders’ deficits		8,957,309	9,834,050

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
(Formerly Clixster Media Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

		Three Months Ended September 30		Nine Months Ended September 30
		2014	2013	2014	2013
	Note	US$	US$	US$	US$
			(Restated)		(Restated)
Net Revenue		4,216	-	4,216	-
Cost of revenue		-	-	-	-

Gross profit		4,216	-	4,216	-

Operating expenses:
Administration expenses		(23,538)	(10,255)	(36,336)	(36,661)
Selling and distribution expenses		-	-	-	-
Total operating expenses		(23,538)	(10,255)	(36,336)	(36,661)

Loss from operations		(19,322)	(10,255)	(32,120)	(36,661)

Other income / (expenses)
Other income		-	-	400,050	-
Gain on disposal of subsidiaries		-	-	420,362	-
Write off of option liability		-	236,504	-	236,504
Interest expenses		(40,000)	(40,750)	(106,667)	(122,352)

(Loss) income from continuing operations		(59,322)	185,499	681,625	77,491
Discontinued operations, net of tax	6	(2,294,239)	(423,280)	(3,542,471)	(609,238)
Net loss		(2,353,561)	(237,781)	(2,860,846)	(531,747)
Less: Net (loss) income attributable to non-controlling interests		(844,280)	157,210	(1,303,631)	(192,065)
Net loss attributable to Median Group Inc.		(1,509,281)	(80,571)	(1,557,215)	(339,682)

Net loss per share attributable to Median Group Inc. Shareholders – Basic and diluted
Continuing operations		(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
		(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	1,113,623,296	10,149,716,844	1,113,623,296

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months ended September 30, 2014 and 2013 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

		Three Months Ended September 30		Nine Months Ended September 30
		2014	2013	2014	2013
	Note	US$	US$	US$	US$
			(Restated)		(Restated)

Net loss		(2,353,561)	(237,781)	(2,860,846)	(531,747)

Other comprehensive income, net of tax
Foreign currency translation gain		116,399	17,507	53,729	40,308
Release of exchange reserve arising from disposal of subsidiaries		-	-	(82,615)	-
Total comprehensive loss		(2,237,162)	(220,274)	(2,889,732)	(491,439)
Less: Net loss attributable to non-controlling interests		(844,280)	(157,210)	(1,303,631)	(192,065)
Plus: Other comprehensive income attributable to non-controlling interests –foreign currency translation gain		43,326	2,351	21,503	4,064
Total comprehensive loss attributable to Median Group Inc.		(1,436,208)	(65,415)	(1,607,604)	(303,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders' Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2014 (Restated)	11,307,232,960	2,775,230	238,554	(7,153,255)	(493,624)	(4,633,095)

Other comprehensive income:
Foreign currency translation gain	-	-	32,226	-	21,503	53,729
Release of exchange reserves arising from disposal of subsidiaries	-	-	(82,615)	-	84,859	2,244
	-	-	(50,389)	-	106,362	55,973
Net loss for the period	-	-	-	(1,557,215)	(1,303,631)	(2,860,846)
Total comprehensive income for the period	-	-	(50,389)	(1,557,215)	(1,197,269)	(2,804,873)

Balance at September 30, 2014	11,307,232,960	2,775,230	188,165	(8,710,470)	(1,690,893)	(7,437,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended September 30
	2014	2013
	US$	US$
		(Restated)
Cash flows from operating activities:
Net loss	(2,860,846)	(531,747)
Changes in asset and liabilities
Increase in asset:
Trade receivables	(704)	-
Increase (decrease) in liabilities:
Asset of operations held for sale – net liabilities	3,081,282	626,974
Other payables and accruals	(382,371)	112,012
Option liabilities	-	(236,504)
Amounts due to related parties	106,666	-
Net cash used in operating activities	(55,973)	(29,265)

Cash flows from investing activities	-	-

Cash flows from financing activities :	-	-

Effect of exchange rate in comprehensive income	55,973	29,265
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - net, beginning	-	-

Cash and cash equivalents - net, ending	-	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

Subsequent to the period end, on July 28, 2015, the Company disposed of its 63.2% of CMSB to refocus the business of the Group to sell post-paid rather than prepaid telecom services for the mobile network virtual operator (“MNVO”) operation, with a gain of approximately $5 million. Also, on December 11, 2015 the Company acquired shares in Naim Indah Mobile Communication Limited (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. for the provision of telecom services to Angkasa members. Further details can be found in Note 13 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended September 30, 2014 include the financial statements of the Company and its wholly owned subsidiary Qultec Sdn. Bhd. (formerly known as CMG Resources Sdn. Bhd.) , its 50% equity interest subsidiary ATC Marketing Limited (“ATC”) and its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. (“CMSB”). The Company consolidated the 50% subsidiary ATC during the period as it controls the board of director of this ATC. Subsequent to the period of this report, in July and August 2015, the Company disposed its subsidiary companies namely its 63.2% subsidiary in CMSB and its 50% subsidiary ATC (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of operation for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended September 30, 2014 and 2013 are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended September 30, 2014.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2014, the comprehensive loss was $2,889,732.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2014, the Company has incurred an accumulated deficits totaling $8,710,470 and its current liabilities exceed its current assets by $5,437,968. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
As of September 30, 2014, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

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

As at September 30, 2014 and December 31, 2013, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of Discontinued operations – net of tax

		Three Months Ended September 30		Nine Months Ended September 30
		2014	2013	2014	2013
	Note	US$	US$	US$	US$

Net Revenue		1,684,374	463,260	3,842,636	1,748,291
Less: sales discount		(372,890)	(129,329)	(709,913)	(446,789)
Cost of revenue		(2,390,250)	(241,329)	(4,084,387)	(493,573)
Gross (losses) / profits		(1,078,766)	92,602	(951,664)	807,929
Administrative expenses		(942,835)	(515,548)	(2,332,085)	(1,407,238)
Selling and distribution expenses		-	-	-	-
Loss from operations		(2,021,601)	(422,946)	(3,283,749)	(599,309)
Other income / (expenses)
Foreign exchange loss		(183,389)	-	(15,056)	(371)
Bank charges		-	(193)	-	(1,770)
Other income		751	-	11,334	2,942
Interest income		-	-	-	(5,331)
Interest expenses		(90,000)	(141)	(255,000)	(5,399)
Net loss from discontinued operation before taxation		(2,294,239)	(423,280)	(3,542,471)	(609,238)
Taxation		-	-	-	-
Loss from discontinued operation		(2,294,239)	(423,280)	(3,542,471)	(609,238)

The following table provides the components of assets and liabilities of operations held for sale:

	September 30 2014	December 31 2013
	US$	US$
Current assets:
Cash and cash equivalents	255,039	3,001,991
Trade receivables	351,189	986,768
Prepayments, deposit and other receivables	345,457	2,976,955
Due from related parties	7,620,890	2,461,997
Inventories	67,641	76,188
Property and equipment, net	313,673	330,151
Intangible assets	2,716	-
Assets of operations held for sale	8,956,605	9,834,050

Bank overdraft	-	41,358
Trade payables	1,933,758	735,245
Other payables and accruals	885,969	5,468,113
Due to related parties	1,986,671	670,409
Short term debt	-	271,590
Trade finance payables	-	79,816
Taxation payables	-	115,554
Obligations under finance lease	-	86,757
Term loans – non-current	8,940,341	4,074,060
Liabilities of operations held for sale	13,746,739	11,542,902

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30 2014	December 31 2013
	US$	US$

Potential tax penalty liability	360,000	360,000
Other payables and accruals	181,872	564,243
	541,872	924,243

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	September 30 2014	December 31 2013
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	106,666	-
	106,666	-

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	September 30 2014	December 31 2013
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the nine months ended September 30, 2014 was $106,666.

NOTE 10	RELATED PARTY TRANSACTIONS

For the nine months period ended September 30, 2014, the Company paid $142,928 (2013: Nil) to its directors and its officers remuneration for their services provided to the Company.

For the nine months period ended September 30, 2014 the Company sold $1,256,498 (2013: Nil) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

For the nine months period ended September 30, 2014 the Company purchased $2,497,535 (2013: Nil) of telecom services from a related company. The terms of trade was negotiated at arms-length.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the nine months ended September 30, 2014 the Group company recorded $245,847 (2013: Nil) in interests expenses relating to these promissory notes. Subsequent to this fiscal year, on July 28, 2015, this Group company was disposed together with these promissory notes and the Group was no longer liable for these promissory notes as a result.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	INCOME TAXES

No provision was made for income tax for the nine months ended September 30, 2014 and 2013, since the Company and its subsidiaries had significant net operating loss. In the three months ended September 30, 2014 and 2013, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $91,942 and a gain of $108,529, respectively. Total net operating losses carry forward as at September 30, 2014 and 2013, (i) for Federal and State purpose were $11,376,825 and $11,174,133, respectively and (ii) for its entities outside of the United States $16,620 and nil respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at September 30, 2014 and December 31, 2013 was approximately $4,864,857 and $4,788,098, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2014	2013

Malaysia statutory rate	25%	25%
Valuation allowance - Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)	The Company leases office premises for its operations in Malaysia under operating leases. As of September 30, 2014 the future minimum rental payments under non-cancelable operating leases in the next 12 months are $46,990.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)	On August 3, 2015 the Company sold its 50% interests in ATC Marketing Limited (“ATC”) for a nominal cash consideration and it resulted in a nominal loss on disposal of subsidiary.

(b)	As announced in a Form 8K on December 16, 2015 the Company finalized in a series of transactions the disposal of the rights to the Clixster brand name in the sale of its 63.2% subsidiary in Clixster Mobile Sdn Bhd (“CMSB”) to Zainal Abidin bin Zohdi (“Purchaser”) for a total cash consideration of $8,500 and the assumption of certain debts pursuant to a sale and purchase agreement (“SP Agreement”) and entered into a two year licensing agreement for the Clixster brand form the Purchaser for the China market for a fee of US$5,000 to be paid at the commencement of the second year of the licensing agreement. The company and the Clixster brand sold were engaged in the distribution of prepaid mobile services under the MVNO platform.

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

NIMC has an exclusive business partnership agreement (“Exclusive Agreement”) with MyAnghasa Holdings Sdn Bhd. (“MyAngkasa”), a wholly owned company of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). MyAngkasa is the business development and Sales/Marketing entity of Angkasa which is the representative of 12,000 cooperatives with 7.4 million active members in Malaysia. MyAngkasa owns and operates a network of payment terminals that offer services and products to subscribers and customers for the purchase of prepaid top-ups, postpaid ticketing, online transaction services, registration, loyalty point programs and bill payment collections via internet banking, mobile banking, mobile payment and electronic data capture (EDC) terminals. Under this contract, both parties agree to implement the brand “MyAngkasa” mobile telecommunications program based on NIMC’s Mobile Virtual Network Aggregator (MVNA) platform that includes the provision of mobile telecommunication services to co-operative and members of the co-operatives under Angkasa as registered Pre/Post-Paid subscribers of NIMC services.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2014.

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

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. However the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which was difficult given the financial situation of the Group. Therefore in 2012, we had determined to defocus from the BRR program and to focus on other advertising activities going forward. During the period, the Company did not derive any advertising income from the BRR project. In 2014, the Group divested from its investment in BRR and the Group will suspend the advertising business unit until other advertising opportunities that are synergistic to the Groups business. During the period under review, the Group did not derive any revenue from this business unit.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we are still waiting for the delivery of its commercial products in 2013. However, in 2014 we divested from this product and instead we determined to focus on other telecommunication products and services. In October 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) operation in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business and building a brand in Malaysia and then throughout the region. During the nine months ended September 30, 2014, the Group derived $3,842,636 in telecom services revenue from this business unit.

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

We have cash and cash equivalents of $255,039 as of September 30, 2014 in our discontinued operation; an decrease of 92% from the previous period end of December 31, 2013. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans.

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

Results of operation.

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2013

REVENUES.

For the three months period ended September 30, 2014, the Group had $4,216 in revenue and no cost of revenue, resulting in $4,216 in gross profit from its continuing operations. In the same period in 2013, for the three months ended September 30, 2013, there was no revenue and no cost of sales, resulting in no gross profit from its continuing operations.

For the three months period ended September 30, 2014, the Group had $1,684,374 in revenue, $2,390,250 in cost of revenue and $372,890 in sales discount, resulting in $1,078,766 in gross losses from its operations held for sale. In comparison, for the three months ended September 30, 2013 the Group had $463,260 in revenue and $241,329 in cost of revenue and $129,329 in sales discount, resulting in $92,602 in gross profit from its operations held for sale.

For the nine months period ended September 30, 2014, the Group had $4,216 in revenue and no cost of revenue, resulting in $4,216 in gross profit from its continuing operations. In the same period in 2013, for the nine months ended September 30, 2013, there was no revenue and no cost of sales, resulting in no gross profit from its continuing operations.

For the nine months period ended September 30, 2014, the Group had $3,842,636 in revenue, $4,084,387 in cost of revenue and $709,913 in sales discount, achieving $951,664 in gross losses from its operations held for sale. In comparison, for the nine months ended September 30, 2013 the Group realized $1,748,291 in revenue and $493,573 in cost of revenue and $446,789 in sales discount, resulting in $807,929 in gross profit from its operations held for sale.

OPERATING EXPENSES.

For the three months period ended September 30, 2014, from our continuing operations, we had $4,216 in gross profit and $23,538 in administrative expenses. We had $40,000 interest expenses resulting in a loss of $59,322 from continuing operations. During this period, from our operations held for sale, we had gross losses of $1,078,766 and our total operating costs was $942,835 which were general and administrative expenses. We also had $183,389 in currency exchange losses, $751 in other income and $90,000 in interest expenses so that our net loss from our operations held for sale was $2,294,239. In total, for the three months ended September 30, 2014, the loss attributable to our shareholders before non-controlled interests was $2,353,561.

In comparison for the three months period ended September 30, 2013, from our continuing operations, we had no gross profit and $10,255 in administrative expenses, $236,504 gain in write-off of option liability and $40,750 in interest expenses resulting in a profit of $185,499 from our continuing operations. During this period, from our operations held for sale, we had gross profit of $92,602 and our total operating costs was $515,548 which were general and administrative expenses. We also had $193 in bank charges and $141 in interest expenses so that our net loss from our operations held for sale was $423,280. In total, for the three months ended September 30, 2013, the loss attributable to our shareholders before non-controlled interests was $237,781.

For the nine months period ended September 30, 2014, from our continuing operations, we had $4,216 in gross profit and $36,336 in operating expenses which were all administrative expenses. We had $106,666 interest expenses and other income on write-off of liabilities of $400,050 and $420,362 gain from disposal of subsidiaries resulting in a profit of $681,625 from continuing operations. During this period, from our operations held for sale, we had gross losses of $951,664 and our total operating costs was $2,332,085 which were general and administrative expenses. We also had $15,056 in currency exchange losses, $11,334 in other income and $255,000 in interest expenses so that our net loss from our operations held for sale was $3,542,471. In total, for the nine months ended September 30, 2014, the loss attributable to our shareholders before non-controlled interests was $2,860,846.

In comparison for the nine months period ended September 30, 2013, from our continuing operations, we had no gross profit and $36,661 in administrative expenses, $236,504 gain in write-off of option liability and $122,352 in interest expenses resulting in a profit of $77,491 from our continuing operations. During this period, from our operations held for sale, we had gross profit of $807,929 and our total operating costs was $1,407,238 which were general and administrative expenses. We also had $371 in foreign exchange loss, $1,770 in bank charges, $2,942 in other income, $5,331 in write back of interest income and $5,399 in interest expenses so that our net loss from our operations held for sale was $609,238. In total, for the nine months ended September 30, 2013, the loss attributable to our shareholders before non-controlled interests was $531,747.

Liquidity and Capital Resources

As at September 30, 2014, the Company had cash and cash equivalents totaling $255,039 in its operations held for sale. The Company had a total assets of $8,957,309 consisting of assets held for sale of $8,956,605 and trade receivable of $704. The Company had total current liabilities of $14,395,277 which were represented by $541,872 in other payables and accruals, $106,666 in amounts due to related parties and $13,746,739 in liabilities of operations held for sale. We also had $2,000,000 in long-term shareholder loan as of September 30, 2014, making our total liabilities $16,395,277.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the nine months ended September 30, 2014 the Company incurred net losses of $2,860,846 and has accumulated losses of $8,710,470 as at September 30, 2014. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing and integrating its newly acquired MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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