Form 10-K
period 2014-12-31
China Media Group CORP
filed 2016-03-24
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

------------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

(Formerly Clixster Mobile Group Inc.)

------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
(State or other	(Primary Standard Industrial	(I.R.S. Employer
jurisdiction of	Classification Code Number)	Identification No.)
incorporation or organization)

Level 7, Tower 7, Avenue 5, The Horizon Bangsar South, No.8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia	N/A
(Address of Company's principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (11,307,232,960 shares) of the registrant based upon the per share closing price of $0.01 on December 31, 2014 was approximately $113,072,330.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of December 31, 2015, there were 11,307,232,960 no par value common stock of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

DEFINITIONS AND CONVENTIONS

References to "China" refer to the Peoples' Republic of China.

References to "Common Stock" means the common stock, no par value, of the Company.

References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.
References to the "Clixster Mobile" means Clixster Mobile Sdn. Bhd., a company incorporated in Malaysia that is a mobile virtual network operator (MVNO) and principally engaged in providing cellular and mobile broadband services in Malaysia.

References to "Company", "MGI", "we", "our" means Median Group Inc. (fka Clixster Mobile Group Inc. and China Media Group Corporation) and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

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

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	38

SIGNATURES	40

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

OUR BUSINESS REVIEW AND FUTURE STRATEGY. In 2013, the consumer electronics and light appliances business faced a very competitive environment from other low costs manufacturer. The management took the view to restructure and rationalize the operation so that it can face the challenges ahead. In early 2014, the Group sold the trading operation for consumer electronics and light appliances products to dispose the loss making operations, and to enter into the communication business.

2014 Products & Services Overview

We have established 3 business units namely “Advertising”, “Product Services” and “Telecommunication and Mobile”. A brief review and description of these three business units' strategies and operations are described below.

Advertising Unit

On March 13, 2007, the Company acquired 100% of the issued and outstanding shares of Good World Investments Limited, which owns 50% of the registered capital of Beijing Ren Ren Health Culture Promotion Limited ("BRR"). BRR is working with the Chinese Government on a benevolent project named "Great Wall of China Project" to advertise and promote health education and health awareness in China. We believe BRR provides a strategic advertising platform for us to launch our advertising operations in China as it can advertise in hospitals and districts in China. However the capital requirement to activate this project on the national and provincial level will require us to raise at least US$2 million which was difficult given the financial situation of the Group. Therefore in 2012, we had determined to defocus from the BRR program and to focus on other advertising activities going forward. During the period, the Company did not derive any advertising income from the BRR project. In 2014, the Group divested from its investment in BRR and the Group suspended the advertising business unit until other advertising opportunities that are synergistic to the Groups business. During the year, the Group did not derive any revenue from the business unit.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we are still waiting for the delivery of its commercial products in 2013. However, in 2014 we divested from this product and instead we determined to focus on other telecommunication products and services. In October 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) operation in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business and building a brand in Malaysia and then throughout the region. During the year ended December 31, 2014, the Group derived $5,186,766 in telecom services revenue from this business unit.

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

We have cash and cash equivalents of $ 21,245 as of December 31, 2014 in our discontinued operation; a decrease of $2,978,165 from the previous period end of December 31, 2013. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans.

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

Specifically, we hope to accomplish the steps as set out in this report to implement our business plan in respect of the new focus, in developing and integrating the MVNO business from prepaid to postpaid services. The success of our plans is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

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

We have posted our privacy policy and practices concerning the use and disclosure of any consumer information collected on our website, www.mediangroupinc.com. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to online commerce to which the Group may participate in the future. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business by causing a decrease in the use of our applications and services by our small business customers and thereby a decrease in our revenues. Such decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before consumers can utilize our Internet technology solutions.

Employees

As of the date of this report, we have 10 full time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

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

Our risks for the existing and future business disclosed in this section has included the Mobile Virtual Network Operator (“MVNO”) in Malaysia.

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

We have a limited operating history, and it may be difficult for potential investors to evaluate our business

The consumer electronics and light appliance business started in early 2013 and the advertising business stated in August 2006 which has been disposed in early 2014. Currently we are focusing our operation on MVNO business in Malaysia. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We have generated losses for the past years as our consumer electronics and advertising businesses has come under competitive price pressure which the management is rationalizing the operation in order to be competitive. The advertising and mobile devices operations commenced in April 2006 with a very limited operating history for these operations due to the lack of operating and financial resources. Our operating results to 2013 relate principally to trading in consumer electronics and light appliances, and mobile devices. However in January 2014 these businesses were disposed and we closed the acquisition of the MVNO business. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future MVNO operation in Malaysia. Due to our limited history and limited resources, it is difficult for us to predict future revenues and operating expenses. We based our expense levels, in part, on our expectations of future revenues from anticipated transactions. If our MVNO and mobile device business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and to the market price of our stock may decline.

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

The development of our business is dependent upon the completion and integration of acquisitions and other transactions that have only recently or not yet closed

Our principal focus is on our MVNO and mobile device and products services businesses. We have closed the acquisition of Clixster and other potential acquisitions have not closed to date and may never close. Accordingly, it is difficult to evaluate our business based upon our historical financial results, including those for the year ended December 31, 2013. Even when we close acquisitions like Clixster, our business will not be successful if we are unable to successfully operate and integrate the businesses we acquire. We expect to continually look for new businesses to acquire to maintain and sustain our operations. If we fail to identify such business, are unable to acquire such businesses on reasonable terms, or fail to successfully integrate such businesses, our operating results and prospects could be harmed. In July 2015, we disposed Clixster and continued the MVNO business under a new platform and business entity.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include in its annual report a management report on such company's internal controls over financial reporting which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, if the Company qualifies under certain revenue or market capitalization test an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a company with limited accounting personnel and other resources with which to address our internal financial controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal financial controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our Common Stock.

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

We may not be able to manage our expanding operations effectively

We commenced our MVNO and mobile device operations in early 2013 and 2006, respectively. We anticipate continuous developing of our business in 2014 as we focus growth in our customer base through expanding our network and channel partners and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

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

The success of our business depends on the continuing contributions of Andrew Hwan Lee and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel

We rely heavily on the services of Andrew Hwan Lee, our director and Chief Executive Officer, as well as several other management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. We do not currently maintain any "key man" life insurance with respect to any of such individuals.

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

Our Company may experience, and continues to experience, rapid growth in operations, which may place, and may continue to place, significant demands on its management, operational and financial infrastructure

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company's brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

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

Ching Chiat Kwong, our director beneficially owns or holds the proxies for a substantial portion of our outstanding Common Stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders

Ching Chiat Kwong currently beneficially owns and holds the proxies for approximately 79.10% of our outstanding Common Stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our Common Stock.

RISKS RELATING TO THE BUSINESS

We have a limited operating track record

We have a limited operating and financial history in telecom services upon which you may evaluate us. The Clixster MVNO operation commenced operations in 2013 and has only generated revenue since then. As a result, your evaluation of us and our prospects will be based on a limited operating and financial history. In addition, most of our products and services have been sold for only a relatively short time, which is since 2013. Therefore, it is difficult to accurately forecast our future revenue and budget our operating expenses.

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

We are highly dependent on Telecom Operator’s core network infrastructure

As an MVNO, we do not own or operate our own physical network. The Group will provide mobile telecommunications services over network infrastructure that relies entirely on our Telecom Operator’s core network infrastructure. We do not have control over the service provision and is completed dependent on coverage, quality, reliability, service upgrades and network capacity supplied by our host network providers. Therefore, the provision of our services may be adversely affected by:-

(i)	Failure or obsolescence of Telecom Operator’s network infrastructure and/or related systems.
(ii)	System and network management, modification or maintenance, by Telecom Operator; or
(iii)	Damage or interruptions to Telecom Operator’s Digital Network;

Notwithstanding the above, our host network provider will provide prior notice to us of any service interruption. There is also a service level agreement for the MVNO service with the Telecom Operator which provides assurance that service quality to our subscribers will be the same as that provided by Telecom Operator to its own subscribers.

The Telecom Operator, in entering into the MVNO services agreement, intended for the Company to assist in developing its markets and we are bound by the MVNO services agreement not to directly compete with the Telecom Operator for its existing subscribers may inadvertently prefer our services over theirs. Hence it is not only important that we adhere to the terms and conditions of the MVNO services agreement, such as the minimum value commitment, to avoid legal, operational and/or financial repercussions but imperative for us to work closely with the Telecom Operator to forge and maintain a sound relationship in light of a strategic long term partnership.

We may not be able to successfully extend and/or launch existing or new products and services into the market

As part of our strategy, we intend to introduce, and to continue to develop, a number of products, services and service experiences for its subscribers, particularly services such as convergence subscription plans, social portal applications and other similar services. Although we have, in the past year, pioneered and launched innovative mobile services into the market which were well received by our targeted subscriber segments, there is no assurance that we will be able to successfully extend and/or launch existing or new products and services into the market, due to rapid technological changes, shifts in market expectations as well as competitive pressures.

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

We depend significantly on our network of traditional dealers and distributors for sales or our products and services

Our mobile services are principally sold through a network of traditional dealers and distributors. Any dispute with them may disrupt sales and have an adverse effect on our operational and financial results.

Dependence on directors and key personnel

The technology industry is growing and fast evolving, and the management and operation of the business requires the employment of highly skilled knowledge workers, whether in technology or non-technology related fields. We recognize and believe that our continuing success depends to a significant extent on the abilities and continuing efforts of its existing Managing and Executive Directors and key personnel, and the ability of our Company to attract new personnel and retain its existing skilled personnel. The labour market for skilled personnel in this field is highly competitive.

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

The popularity of our products and services is dependent on the goodwill associated with our brand names and logos. In the case of trademarks and service marks applied and/or registered with the Intellectual Property Corporation of Malaysia, we have a perpetual, royalty-free licence to use such trademarks and service marks in Malaysia.

Our MVNO operation relies on a combination of trademarks, service marks and domain name registrations, common law copyright protection and contractual restrictions to establish and protect their intellectual property. Any third party may challenge our intellectual property. We may incur substantial costs in defending any claims relating to its intellectual property rights.

Breach of customer data protection could materially affect our reputation and business and subject us to liability

We have developed a large database on our subscribers’ information stored in various business systems and used in many business processes. We are required under our licenses to take all reasonable steps to ensure that parties who have access to our subscribers’ information in the ordinary course of business do not disclose such information without the prior consent of the subscribers. Under the Malaysian Personal Data Protection Act 2010 (“PDPA”) which regulates the processing of personal data in regards to commercial transaction and safeguard the interests of data subjects, the penalty for non-compliance will be between RM100,000 – RM500,000 (about US$23,365 – US$116,822 at an exchange rate of 4.28) and /or imprisonment between 1-3 years.

RISK RELATING TO THE INDUSTRY

We are exposed to competition in the Malaysian mobile telecommunications industry

The market for mobile telecommunications services in Malaysia is highly competitive. Increasing competition in the Malaysian mobile telecommunications industry has had, and is expected to continue to have, significant impact on our financial condition and results of operations. We directly competes with the incumbent MNOs as well as three (3) main other MVNOs in the market. Mobile telecommunications service providers compete for subscribers in a number of different areas including the services and features offered customer service and price. In addition, the mobile telecommunications industry in Malaysia may experience technological changes, evolving industry standards, liberalization and changes in subscribers’ preferences. Competition in the mobile telecommunications industry in Malaysia may increase as a result of industry consolidation, the entry of new competitors, regulations, foreign investment in existing competitors, and the development of new technologies, products and services.

Malaysia recorded a mobile penetration rate of 143.8% in 2013¹. This penetration rate in Malaysia is not viewed as saturated yet, as Singapore and Hong Kong Special Administrative Region have achieved penetration rates of 154.3%² and 155.1%³ (as of June 2013) respectively. Nevertheless as consumers become more affluent and also due to the decline in costs of cellular phones, the adoption of multiple SIMs per individual has become more common.

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

Nevertheless, there can be no assurance however that these or other strategies will prove effective in avoiding any materials adverse effects on our future growth and profitability, and there can be no assurance that the level of existing and future competition will not adversely affect our results of operations and financial condition.

¹ MCMC : Pocket Book of Statistics, Q1 2014

² Office of the Communications Authority, Hong Kong

³ Infocomm Development Authority of Singapore

The mobile telecommunications industry is subject to rapid technological changes

The mobile telecommunications industry is subject to rapid, ongoing technological changes and has experienced significant changes in recent years, which we expect to continue.

Emerging and future technological changes may adversely affect the viability or competitiveness of our MVNO operation. We continuously evaluates and analyses new and/or suitable technologies to be adopted or assimilated into our business as we strive to keep abreast with the ever changing market trends and demand, increase competitiveness and avoid technological obsolescence timely and cost effectively.

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

Emergence of Over-The-Top (OTT) Providers taking a share of future expansion of service revenues

The explosion of affordable smartphones (often Wi-Fi enabled), coupled with inexpensive and widespread mobile broadband plans have paved the way for a new category of disruptive competitors in the telecom market- OTT players. OTT Voice and Messaging players are the biggest threats for communication service providers. OTT providers have a direct effect on the providers’ core service revenues and margins through substitution of conventional utilization away from the traditional voice, SMS and roaming through Internet Protocol (IP) alternatives. The challenge herein lies with the company to effectively manage the competitive pressures of the market. Adoption of opportunistic and collaborative strategies has its merits in diversification of revenue streams. Embarking on this this approach will generate new revenue streams and balance profit margins, there are however legal limitations to the opportunistic approach following the content of our legal arrangements with the network provide. In order to remain competitive a more collaborative approach needs to be adopted. The company has embarked on this route by exploring new revenue generating streams and balance profit margins through collaborations with other OTT players.

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

Data Security breach or threats and attacks from third parties

The profile of digital security has increased in recent years and mainly attributed to headlining news in the media. As global communities become increasingly dependent on computing and networking it is imperative that these systems operate securely. While standards continue to meet the needs of the industry and end user, the increased use of open interphases and protocols and the sheer diversity of applications and platforms are increasingly raising threats for malicious use of networks. The surge of security violations (such as viruses and breach of confidentiality) have been observed throughout global networks and often resulted in major cost impacts. Keeping abreast rapidly evolving data security threats is a priority for us. In addressing these threats the Company approaches all threats with a comprehensive, up-to-the minute knowledge about information assets, ecosystem threats and vulnerabilities. The company also employs industry standards in data management, storage and handling of information through its systems, processes and management to mitigate any related risk. The Company has deployed all necessary and available resources to ensure competent handling of data and neutralization of threats however this cannot completely eliminate the threat and risk associated with data security breach or threats and attacks from third parties to its systems or data. Breach of data security or threats and attacks on the systems or data of the company could materially affect the reputation of the Company and could be detrimental to the organizations finances.

Regulated relationship between MVNO and MNO

The relationship between the Company and its Telecom Operator, a Malaysia Network Operator (“MNO”) is defined in great length through its engagement contract. The Company purchases airtime and bandwidth at wholesale rates and resells them to the market offering value added services and package bundles to attract the pool of potential subscribers in the market. At the same time the loose ended agreement does not restrict the MNO from offering the similar bundles and value added services at a lower rate, due to its lower cost price to the same pool of potential subscribers. Some may argue that this arrangement of good faith is done in market competitiveness however this form of non-regulated relationship in terms of product offerings can adversely affect the current and future prospects of the Company.

MVNO’s business is subject to extensive regulation

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

Changes in laws, regulations or MCMC policy affecting our business activities and those of its competitors could adversely affect our financial condition or results of operations. In particularly, decision by the MCMC in the areas of the grant, amendment or renewal of licenses to us or third parties, if unfavourable to us, could adversely affect our financial condition and results of operations. There can be no assurance that the Minister will not issue new or additional telecommunications licences to new or existing mobile operators whose services will compete with those offered by us.

We may be liable for our distributors’ actions

As our distributors are third parties, we have no control over their operations but we may be held accountable for their actions as they are deemed to be our agents or representatives.

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

However, all our distributors and their dealers are required to follow strictly to our standard operating procedures for prepaid registration to minimize non-compliance and possible fines by MCMC.

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

Concerns about alleged mobile telecommunications health risk

Certain reports, albeit not conclusive, indicate that radio frequency emissions from mobile handsets and other mobile equipment may have an adverse effect on the health of mobile telephone users and others. The issuances of such reports in the future could adversely affect the market price of the shares of mobile telecommunications service providers, including ours, and the actual or perceived risk of mobile telecommunications devices could adversely affect mobile operators such as ours through reduced subscriber growth, reduction in subscribers or reduced usage per subscriber.

RISKS RELATING TO MALAYSIA

Developments in Asia and globally may negatively impact our MVNO operation

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

¹ Bank Negara Malaysia Annual Report 2013

Political, economic and social developments or other changes in tax law or other regulations in Malaysia may adversely affect our MVNO operation

Our business, prospects, financial condition and results of operations may be adversely affected by political, economic, social and legal developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism or nullification of contract, changes in interest rates and methods of taxation. Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition and results of operations. In addition, changes in tax laws or other regulations or actions taken by the Government to partially or wholly nationalize our operation or our operating assets could adversely affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PROPERTY HELD BY US. Neither the Company nor its subsidiaries own any properties or facilities.

During the year under review, we lease and occupy 5,000 square feet of office space in Kuala Lumpur for our executive and administrative office at a cost of about RM12,000 or about US$3,429 per month.

At the date of this report, we are operating at Level 7, Tower 7, Avenue 5, The Horizon Bangsar South, No.8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia with an area of 200 square feet at no costs. We use this premises on a monthly basis and pay no rent. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares are quoted and traded from time to time on the OTC Markets under the symbol "CHMD". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been limited; the quotations are limited and sporadic at times.

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2014 was $0.01 per share.

Quarter	High	Low
------------------------	-------------	--------------
Fourth Quarter 2014	$0.020	$0.001
Third Quarter 2014	$0.027	$0.010
Second Quarter 2014	$0.019	$0.008
First Quarter 2014	$0.025	$0.010

Fourth Quarter 2013	$0.028	$0.010
Third Quarter 2013	$0.020	$0.009
Second Quarter 2013	$0.030	$0.001
First Quarter 2013	$0.0228	$0.0125

HOLDERS

The number of record holders of our common stock as of December 31, 2015, was 87 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

STOCK OPTIONS During the year, we had one effective equity compensation plan. The detail of the equity compensation plan is set out below.

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

The 2007 Stock Incentive Plan further provides that, subject to the provisions of the 2007 Stock Incentive Plan and prior Stockholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the Common Shares of the Company and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 110% of the fair market value of our Common Stock. The option term of each Incentive Stock Option shall be determined by the Plan Administrator, which shall not commence sooner than from the date of grant and shall terminate no later than ten years from the date of grant of the Incentive Stock Option, except for optionee who owns more than 10% of the total combined voting power of all classes of our stock whom shall terminate no later than five year from the date of grant of the Incentive Stock Option.

On March 8, 2007, we registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8.

From 2007 to 2013 the Company issued a total of 6,522,309 shares under the 2007 Stock Incentive Plan.

In 2014, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2014, (i) the Company has issued 6,522,309 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 31,877,691 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES No repurchases of our Common Stock were made during the fourth quarter and during our fiscal year ended December 31, 2014.

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

Year ended December 31, 2014 compared with year ended December 31, 2013

Results of Operations

REVENUES

For the year ended December 31, 2014, the Group has realized revenue of $4,216 and no cost of revenue, achieving a gross profit of $4,216 from its continuing operations. For the year ended December 31, 2013 there was no revenue, costs of sales and gross profit from the continuing operations. For the year ended December 31, 2014, the Group has realized revenue of $5,186,766 and a cost of revenue of $4,136,723 and sales discount of $851,916 achieving a gross profit of $198,127 from its business operations held for sale (Note 6). For the year ended December 31, 2013, Group has realized revenue of $2,660,292 and a cost of revenue of $1,439,211 and sale discount of $683,087 achieving a gross profit of $537,994 from its business operations held for sale (Note 6).

OPERATING EXPENSES

For the year ended December 31, 2014, from our continuing operations, our gross profit was $4,216 and our total operating expenses were $135,383, all of which were selling, general and administrative expenses. We also had $400,050 in write back of liabilities, $420,362 in gain from disposal of subsidiaries, $146,667 in interest expenses and loss from our operations held for sales of $4,002,463 so that the net loss to our shareholders before non-controlled interests for the year ended December 31, 2014 was $3,459,885. This was in comparison to the year ended December 31, 2013 where we had no gross profit, $95,847 in administration expenses and a loss from our operations held for sales of $1,741,741 so that the net loss to our shareholders before non-controlled interest for the year ended December 31, 2103 was $1,764,185.

For the year ended December 31, 2014, from our operation held for sale, our gross profit was $198,127 and our total operating expenses were $3,285,725, all of which were general and administrative expenses. We also had $345,000 in interest expenses, loss on foreign exchange of $583,712 and other income of $13,847 so that the net loss from our operations held for sale for the year ended December 31, 2014 was $4,002,463 (Note 6). This is in comparison to the year ended December 31, 2013 from operations held for sale, where our gross profit was $537,994 and our total operating expenses were $2,181,255, all of which were selling, general and administrative expenses. We also had $5,921 in interest expenses, $1,770 in bank charges, $93,779 in loss on foreign exchange and $2,990 in other income, so that the net loss from our operations held for sale for the year ended December 31, 2013 was $1,741,741 (Note 6).

Liquidity and Capital Resources

As at December 31, 2014, the Company had cash and cash equivalents totaling $21,245 in operations held for sale. Also as at December 31, 2014, the Company’s current and total assets was $7,393,956 consisting of deposits and prepayments of $4,538 and assets of operations held for sale of $7,389,418. We also had current liabilities of $13,075,651 which were represented by $146,667 in amounts due to related parties, $639,248 in other payables and accruals, and $12,289,736 in operations held for sale as of December 31, 2014. We also had $2,000,000 in long-term shareholders loan as of December 31, 2014, making our total liabilities $15,075,651.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2014.

Liquidity and Capital Resources

There were no net cash provided by investing activities and financing activities in 2014 and 2013 from continuing operations. The Company intends to monitor the monthly cash outlays in the coming months and conserve cash until additional financing can be received through other funding. The net loss for the year was $3,459,885 compared to net loss of $1,764,185 in the prior year.

At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. In 2015 the Company changed its focus from a prepaid MNVO business model to refocus to a post-paid business model This new MVNO business models requires injection of funds for the development of its postpaid business model. The Company will be required to raise further funds to meet its other liabilities and operation requirements to continue to operation in the future by i) selling its Common Stock ii) raise from the capital markets, or iii) sell additional assets.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2014, the Company has an accumulated deficits totaling $9,140,232 and its current liabilities exceed its current assets by $5,681,695. The Company has also experienced a significant loss in 2014 of $3,459,885 (2013:$1,764,185).

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to in develop the MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to develop its operations may result in the Company depleting its available funds and not being able pay its obligations.

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

Capital Expenditure Commitments

We had no material capital expenditures for the year ended December 31, 2014. However we expect to invest, subject to availability of funding, approximately $2,500,000 in capital expenditure over the next 12 month for the MVNO business.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the consolidated financial statements in our December 31, 2014 audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Please see page F-1 through F-18 of this Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our then Chief Executive Officer, Noor Azlan Khamis and our current Chief Executive Officer, Andrew Hwan Lee, and our Chief Financial Officer, Mohd Suhaimi bin Rozali, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2014 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting as of December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers during year 2014 and to the date of this report are as specified on the following table:

NAME	POSITION	APPOINTED / RESIGNED DURING THE PERIOD
Andrew Hwan LEE	Non Executive Director	Appointed on January 31, 2014
CHING Chiat Kwong	Non Executive Director	Appointed on January 31, 2014 and resigned on February 5, 2015, and re-appointed on October 21, 2015
Abdul Fattah Abdullah	Non Executive Director	Appointed on October 21, 2015
Ahmad Shukri Abdul Ghani	Non Executive Director	Appointed on October 21, 2015
Mohd Suhaimi Bin ROZALI	Chief Financial Officer	Appointed on June 8, 2012
Megat Radzman MEGAT KHAIRUDDIN	Executive Chairman	Appointed on January 31, 2014 and resigned on May 12, 2015
Noor Azlan KHAMIS	Chief Executive Officer, President and Executive Director	Appointed on January 31, 2014 and resigned on October 21, 2015
Azrinaz Mazhar HAKIM MAZHAR	Non Executive Director	Appointed on January 31, 2014 and resigned on October 21, 2015
Mohd Mahyudin Bin ZAINAL	Non Executive Director	Appointed on June 8, 2012 and resigned on April 15, 2014
Norlizah Binti Zainal	Executive Director	Resigned on January 31, 2014
Mohd Khairudin Bin Ramli	Non-executive Director	Resigned on January 31, 2014

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Biographies

Directors and Officers

Andrew Hwan Lee. Andrew Lee, aged 53, was appointed to be the Non-Executive Director on January 31, 2014 and the President and Chief Executive Officer on October 21, 2015. He is a Korean American with an extensive international work experience. His first job stint started in 1987 at Trustbank Savings in Virginia, USA where he was the Assistant Manager of its Computer Department. Later in 1990, he joined International Computer Consulting (ICC) Corp., also in Virginia as the IS Manager before joining the Clinton-Gore Presidential Campaign team in Washington DC in October 1991 for 13 months as the System Manager, responsible for data communications and was tasked with designing the LAN and WAN infrastructure to support the presidential campaign and its subsequent testing and implementation.

He later joined Hughes Communication in December 1992, under the National Rural Telecommunication Cooperative as the Head of DBS Billing Applications where he was responsible for the selection, specification, development, implementation and operations of the billing system.

In early 1995, he was appointed as the Chief Information Officer of MEASAT Broadcast Network Systems in Malaysia (“MBNS”). Operating under the brand ASTRO, MBNS is an integrated electronic media enterprise offering a wide-range of multimedia broadcasting services and one of the largest broadcasting companies in Asia, offering 100 television and 8 radio channels in digital format. During his 5 years tenure, Andrew played a pivotal role to develop and maintain an efficient telecommunication infrastructure and to design and establish a scalable and robust networking infrastructure, which would transparently integrate various critical broadcasting-related sub-systems and administrative system using leading edge technology with a centralised data centre for the operations and management of these systems. His expertise and knowledge were not confined to the Company alone as he was also involved in the Group’s activities as Chairman of the Group’s IT Committee, Technical Advisor for the Binariang’s (a sister company of MBNS) satellite systems and Advisor/Consultant/Project Manager for the Group’s regional call centre in Philippines.

Subsequently in 2000, Mr. Lee was appointed as the Group CEO of DataOne Group Ltd, a wholly owned subsidiary of KEPPEL T&T, which is in the business of building and operating world class Internet Data Center in Singapore, Malaysia, Philippines and Thailand, managing an operating budget of over S$500 million.

In July 2007 till now, he is the Chief Strategy Officer of HUB Technologies Sdn Bhd, an aerosol fire suppression systems provider serving both the domestic and international scenes. Its product under the brand name of Aerohub is known as the only organic aerosol fire suppression solution in the world and recognized by the Government of Malaysia as a National Product. HUB Technologies was awarded a Central Contract from the Ministry of Finance of Malaysia worth RM2 billion.

Andrew Lee studied computer engineering at University of Missouri in 1985. He is not a director or officer of any other reporting company.

Ching Chiat Kwong. Ching, aged 50, was appointed as the Non-Executive Director of the Company on January 31, 2014 and resigned on February 5, 2015. Mr Ching rejoined the Board on October 21, 2015. Mr. Ching is the Executive Chairman and CEO of Oxley Holdings Limited, a company listed on the Singapore Stock Exchange (“SGX”). He is responsible for the overall performance as well as for the formulation of corporate strategies, and the future direction of the Oxley Group. Ching also serves as a Non-Executive Director of Artivision Technologies Ltd, a SGX Catalist-listed company.

Ching possesses more than 15 years of experience in real estate development and telecommunications in Asia. Prior to establishing the Oxley Group, he invested in, developed and successfully launched 13 residential property projects in various parts of Singapore. His ability to identify market trends and business opportunities has enabled him to chart the course for the Oxley Group’s expansion towards the development of industrial and commercial projects in addition to residential properties. Under Mr. Ching’s leadership, the Oxley Group completed its initial public offering (IPO) on the SGX Catalist in October 2010. Oxley’s IPO was then the largest offering ever made on SGX Catalist.

Apart from his commitments at Oxley, Ching is also an active supporter of programmes that benefit the elderly and socially disadvantaged. Ching graduated with a Bachelor of Arts degree and a Bachelor of Social Sciences (Hons) degree from the National University of Singapore in 1989 and 1990, respectively. He is not a director or officer of any other reporting company.

Abdul Fattah Abdullah. Mr. Abdul Fattah Abdullah, aged 56, was appointed as non-executive director on October 21, 2015. He is currently the President of the National Cooperative Movement of Malaysia or Angkasa, which is the defacto body of the cooperatives’ movement in Malaysia. Appointed since June 2013, he plays an important role in driving Angkasa in providing high quality products and services as well as protecting the interests and championing the rights of the cooperative movement through professional management.

He is also the President of ASEAN Cooperative Organisation (ACO) until his term expires in 2018. He also sits as Board member in Cooperative College of Malaysia and the Federal Land Consolidation and Rehabilitation Committee (“FELRA”), a Government-linked company involved in rehabilitation and consolidation of rural lands through re-planting and helping its community participate in national economy activities. In addition, he is chairman of 2 subsidiaries under FELCRA namely Felcraniaga Pte Ltd and Felcra Training and Consultancy Pte Ltd.

He graduated from Universiti Putra Malaysia with a Bachelor in Communication in 2004 and a Professional Diploma in Entrepreneurship and Business Management from Universiti Malaya in 2003. He is not a director or officer of any other reporting company.

Ahmad Shukri Abdul Ghani. Mr. Ahmad Shukri Abdul Ghani, aged44, was appointed as non-executive director on October 21, 2015. He graduated with his law degree from University of Wales, Cardiff, Wales in 1996 and then in 1997, obtained his Barrister at Law from the Honourable Society of Gray’s Inn. In 2011, he pursued and obtained his Certificate of Usuluddin from Universiti Malaya.

Mr. Ahmad Shukri currently is a partner of Messrs. Aziz Hon Annuar. For the past 10 years he has been with PGN Link Sdn Bhd. He worked in various industries including being the General Manager for EH Auto Link (Asia) Sdn Bhd, a company in the business of importing and producing automotive parts and Managing Director of PGN Link Sdn Bhd, which deals in the trading of used automotive parts. As a result of his many years in automotive sector, he was involved in the negotiation with the Malaysia Automotive Institute in drawing up the National Automotive Policy. He was also invited to the British Standard Office in London for a discussion in the formation of a new standard for used automotive parts.

Besides being a member of the Malaysian Bar Council, England and Wales Bar Council and The Honourable Society of Gray’s Inn, Mr. Ahmad Shukri is the secretary of the Parent-Teachers Association of Hira’ Educational Institution and the Seri Banang, Taman Seri Andalas Residents’ Association and a working committee for End of Life of Vehicles at Standards and Industrial Research Institute of Malaysia (“SIRIM”). He is not a director or officer of any other reporting company.

Mohd Suhaimi Bin Rozali. Mohd Suhaimi, aged 54, was appointed as an officer of the Company on June 8, 2012 holding the position of Secretary, Treasurer and Chief Financial Officer of the Company.

Mohd Suhaimi graduated from Universiti Teknologi Mara and started his career with Bank Bumiputra Malaysia Berhad, serving at its branches and in the commercial banking division. He later joined the public listed company, Idris Hydraulic (Malaysia) Bhd ("IHMB") in November 2000 and was part of the white knight's team that undertook the comprehensive corporate debt restructuring exercise of IHMB. Upon the completion of the restructuring exercise of IHMB, the white knight company, Idaman Unggul Berhad ("IUB") assumed the listing status of IHMB and was listed on the Main Board of Bursa Malaysia on November 2003. Mohd Suhaimi left IUB to join Transmission Resources Sdn. Bhd. in November 2005, before leaving Transmission Resources Sdn. Bhd. to set up his own company in February 2007. He joined ECE Technologies in December 2009. Mohd Suhaimi is not an officer or director of any other reporting company.

Ir. Dr Megat Radzman Megat Khairuddin, Ph.D. Megat Radzman, aged 48, was appointed as Chairman and Executive Director on January 31, 2014 and he resigned on May 12, 2015. Megat Radzman is an Engineer by training, a graduate of University of British Columbia, Vancouver, Canada with a Degree in Electronics Engineering specializing in Data Communication.

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

Megat Radzman received his doctorate in International Marketing from National University of Malaysia in 2010.

Noor Azlan Khamis. Noor Azlan aged 42, was appointed as Chief Executive Officer, President and Executive Director of the Company on January 31, 2014. He resigned as a director, Chief Executive Officer and President on October 21, 2015. Noor Azlan holds an MBA in Strategic Marketing from Maastricht School of Management (Holland) with 15 years of technology and marketing experience in both enterprise and service provider networking.

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

Noor Azlan was also involved with Medical Online Sdn Bhd during the introduction of MSC 7 flagship in the end-90s, where he was responsible for Strategic Planning and Marketing of Malaysian Telehealth Project. Subsequently, Noor Azlan led an initiative to deploy private sector telemedicine project with Malaysian Medical Association and Association of Private Hospital of Malaysian under Open Net System Inc. Noor Azlan was also the co-founder of Giro Mobile Payment Sdn Bhd, whose principal activities were in the telecommunications, ICT and its related business services.

Azrinaz Mazhar Hakim Mazhar. Azrinaz Mazhar, aged 36, was appointed as the Non-Executive Director of the Company on January 31, 2014. She resigned as a director on October 21, 2015. Miss Hakim Mazhar started work as a broadcast journalist with Malaysia’s number one private television station TV3 in 1997. She was a graduate from Malaysia Institute of Integrative Media (MIIM) in broadcasting and appeared on TV3’s Buletin Pagi, Berita Terkini and Bulletin 1.30 news segments. She won several accolades throughout her career with TV3 including TV3’s "Most Promising Journalist" award in 2000 and received the MIIM Alumni Award in 2002. During her broadcasting stints, she completed numerous assignments including covering several government and business conferences, as well as interviewing world government leaders and business personalities. She left the TV station in May 2005 to venture into other undertakings.

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

Mohd Mahyudin Bin Zainal. Mohd Mahyudin was appointed as Director and President and Chief Executive Officer of the Company on June 8, 2012. He resigned as President and Chief Executive Officer on January 31, 2014 and as director on April 15, 2014. Since August 2008, Mohd Mahyudin has been the Chief Executive Officer of ECE Technologies Sdn. Bhd which was a major shareholder of the Company. Mohd Mahyudin obtained a Bachelor of Law Degree LLB (Hons) from Universiti Kebangsaan Malaysia and has been admitted as Advocate & Solicitor of High Court Of Malaya in 1994. He has extensive experience in many spheres of law including commercial litigation, conveyancing and corporate legal practice. He has been involved in large scale corporate restructuring exercises involving corporate restructuring, mergers and acquisitions of public listed companies locally in Malaysia and also acquisitions of foreign companies in South East Asia. He was directly involved in the listing of Mutiara Goodyear Development Berhad on the Main Board of Bursa Malaysia and the restructuring of Idaman Unggul Berhad (formerly known as Idris Hydraulic (M) Berhad). He was also directly involved in the establishment of Tahan Insurance Berhad via the merger of three insurance companies namely Talasco Insurance Berhad, Tenaga Insurance Berhad and People Insurance Berhad.

Prior to joining ECE Technologies in August 2008, he was the Chief Executive Officer/President of WWCable Berhad (company listed in Bursa Malaysia). He was involved in various industries such as manufacturing, property development, construction, financial and insurance and also an executive director and director of several public listed companies listed in Bursa Malaysia namely Idaman Unggul Berhad, Idris Hydraulic Berhad, Mutiara Goodyear Development Berhad, Sern Kou Resources Berhad, Tap Resouces Berhad. He was also Director of Talasco Insurance Berhad, People Insurance Berhad and Tahan Insurance Berhad. Mohd Mahyudin is not an officer or director of any reporting company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2014 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have adopted a corporate code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Conduct is published on our website at www.mediangroupinc.com. The Company shall disclose any substantive amendments to the Code of Ethics or any waivers from a provision of the code on its website at www.mediangroupinc.com or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2014 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (1)	Salary ($)(13)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	-------------	------------	---------	----------	---------------	------------------	---------------	--------------
Megat Radzman Megat Khairuddin (2)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Noor Azlan Khamis (3)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Andrew Hwan Lee (4)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Azrinaz Mazhar Hakim Mazhar (5)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Ching Chiat Kwong (6)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Mohd Mahyudin Bin Zainal (7)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Norlizah Binti Zainal (8)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Mohd Suhaimi Bin Rozali (9)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Mohd Khairudin Bin Ramli (10)	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Pui Kit Lam (11)	2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2013	-	-	-	-	-	-	-	-
Con Unerkov (12)	2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2013	-	-	-	-	-	-	-	-

(1)	Figures represent the year ended December 31 for the indicative years.
(2)	Megat Radzman was appointed as Executive Chairman and Director of the Company on January 31, 2014 and he resigned from both positions on May 12, 2015.
(3)	Noor Azlan was appointed as Director and Chief Executive Officer of the Company on January 31, 2014 and he resigned on October 21, 2015.
(4)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014.
(5)	Azrinaz Mazhar was appointed as Non-Executive Director of the Company on January 31, 2014 and she resigned on October 21, 2015.
(6)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015 and was reappointed on October 21, 2015.
(7)	Mohd Mahyudin has been the Company CEO, President and Director since June 8, 2012, and he resigned from CEO and President positions on January 31, 2014, and he resigned as a director on April 15, 2014.
(8)	Norlizah Binti Zainal was appointed as CTO and Director on June 8, 2012 and she resigned from both positions on January 31, 2014.
(9)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.
(10)	Mohd Khairudin was appointed as Director on March 9, 2012 and resigned as Director on January 31, 2014.
(11)	Pui Kit Lam was a Director from April 8, 2011 to February 25, 2013.
(12)	Con Unerkov was a Director in 2013 until he resigned on January 25, 2013.
(13)	Salary paid in Malaysian Ringgit (RM). Exchange rate at USD1=RM3

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were issued and exercised by our executive officers or directors during the year ended December 31, 2014 and 2013.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Megat Radzman Megat Khairuddin (1)	-	-	-	-	-	-	-	-	-
Noor Azlan Khamis (2)	-	-	-	-	-	-	-	-	-
Andrew Hwan Lee (3)	-	-	-	-	-	-	-	-	-
Azrinaz Mazhar Hakim Mazhar (4)	-	-	-	-	-	-	-	-	-
Ching Chiat Kwong (5)	-	-	-	-	-	-	-	-	-
Mohd Mahyudin Bin Zainal (6)	-	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (7)	-	-	-	-	-	-	-	-	-
Mohd Khairudin Bin Ramli (8)	-	-	-	-	-	-	-	-	-
Norlizah Binti Zainal (9)	-	-	-	-	-	-	-	-	-

(1)	Megat Radzman was appointed as Executive Chairman and Director of the Company on January 31, 2014 and he resigned from both positions on May 12, 2015.
(2)	Noor Azlan was appointed as Director and Chief Executive Officer of the Company on January 31, 2014.
(3)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014.
(4)	Azrinaz Mazhar was appointed as Non-Executive Director of the Company on January 31, 2014.
(5)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015.
(6)	Mohd Mahyudin has been the Company CEO, President and Director since June 8, 2012, and he resigned from CEO and President positions on January 31, 2014, and he resigned as a director on April 15, 2014.
(7)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.
(8)	Mohd Khairudin was appointed as Director on March 9, 2012 and resigned as Director on January 31, 2014.
(9)	Norlizah Binti Zainal was appointed as CTO and Director on June 8, 2012 and she resigned from both positions on January 31, 2014.

Employment Agreements

In 2014 and 2013, all the directors did not receive any salaries and did not have any employment contracts with the Group other than the directors indicated below.

Megat Radzman Megat Khairuddin, Noor Azlan Khamis and Azrinaz Mazhar Hakim Mazhar received monthly pay per their employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2014 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Khamis, Noor Azlan (3) (5) (9) (10) No. 30, Jalan Damai Perdana 9/2H, Bandar Damai Perdana, Cheras, Kuala Lumpur, Malaysia	3,810,480,659	-	-	3,810,480,659	33.70%
Megat Radzman Megat Khairuddin (1)(3)(6)(9) (10)	2,573,653,772	-	-	2,573,653,772	22.76%
Andrew Hwan, Lee(3) (10) (11)	-	-	-	-	-
Hakim Mazhar, Azrinaz Mazhar (3)(9)(10) No.30 Jalan Damai Perdana 9/2H, Bandar Damai, Perdana, Kuala Lumpur, 56000, Malaysia	550,000,000	-	-	550,000,000	4.86%
Chiat Kwong Ching (3)(10) (11) 103, Sophia Road, Suites@Sophia, Singapore	2,709,475,233	-	-	2,709,475,233	23.96%
Rozali, Mohd Suhaimi (4) Lot 2158, Jalan Hassan, Kg Sungai Udang, 41250 Klang, Selangor, Malaysia	-	-	-	-	-
All officers and directors as a group (6 persons)	9,643,609,664	-	-	9,643,609,664	85.28
Clixster Sdn Bhd (1)(7)(8)(10)	6,184,134,431	-	-	6,184,134,431	54.69%
Nik Nurwanis Nik Ahmad Azman (7)(10) No. 30, Jalan Damai Perdana 9/2H, Bandar Damai Perdana, Cheras, Kuala Lumpur, Malaysia	3,710,480,659	-	-	3,710,480,659	33.00%
Tengku Ayufeira Tg. A.A. Hood (1)(8)(10)	2,473,653,772	-	-	2,473,653,772	22.76%
New China Electronics Limited (1) (10)	6,430,134,431	-	-	6,430,134,431	56.87%

Notes:
(1)	Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o Median Group Inc. at Level 7, Tower 7, Avenue 5, the Horizon Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia.
(2)	For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 11,307,232,960 outstanding shares of our common stock and there was no options, warrants, and convertible notes outstanding entitling the holders to purchase any shares of our Common Stock owned by officers and/or directors of the Company.
(3)	A director of Company as at December 31, 2014.
(4)	An officer of Company as at December 31, 2014.
(5)	Noor Azlan Khamis holds directly 100,000,000 shares of Common Stock and indirectly 3,810,480,659 shares of Common Stock through his spouse, Nik Nurwanis Nik Ahmad Azman, 60% holding in Clixster Sdn Bhd (“CSB”). CSB owns 6,384,131,431 shares of Common Stock.
(6)	Megat Radzman Megat Khairuddin holds directly 100,000,000 shares of Common Stock and indirectly 2,573,653,772 shares of Common Stock through his spouse, Tengku Ayufeira Tg. A.A. Hood, 40% holding in CSB.
(7)	Nik Nurwanis Nik Ahmad Azman, the spouse of our Director Noor Azlan Khamis, holds 60% interests in CSB.
(8)	Tengku Ayufeira Tg. A.A. Hood, the spouse of our Director Megat Radzman Megat Khairuddin, holds 40% interests in CSB
(9)	Resigned as a director in 2014
(10)	In September 2015, New China Electronics Limited (“New China”) a company wholly owned by Ching Chiat Kwong purchased 6,384,134,431 shares of Common Stock from CSB, 550,000,000 shares of Common Stock from Azrinaz Mazhar Hakim, 100,000,000 shares of Common Stock each from Noor Azlan Khamis and Megat Radzman Megat Khairuddin. After the purchase, (i) CSB, Azrinaz Mazhar Hakim, Noor Azlan Khamis and Megat Radzman Megat Khairuddin all held no shares of Common Stock and (ii) New China and Ching Chiat Kwong held 7,130,134,431 and 2,513,475,233 shares of Common Stock, respectively. On January 8, 2016, New China sold 350,000,000 shares of Common Stock each to our Directors Andrew Hwan Lee and Ahmad Shukri Bin Abdul Ghani. As at date of this report, New China held 6,430,134,431 and Ching Chiat Kwong held 2,513,475,233 for a combined holding of 8,943,609,664 shares or about 79.10% of Common Stock.
(11)	As of the date of this report, our board of directors and officer consist of our directors Andrew Hwan Lee, Ching Chiat Kwong, Abdul Fattah Abdullah, and Ahmad Shukri Abdul Ghani and our officer Mohd Suhaimi Rozali. On this date, Andrew Hwan Lee held a total of 592,000,000 shares or about 5.24% of Common Stock, Ahmad Shukri Bin Abdul Ghani held a total of 500,000,000 shares or about 4.42% of the Common Stock, Ching Chiat Kwong held a total interests of 8,943,609,664 shares or about 79.10% of Common Stock (note 10 above), and Abdul Fattah Abdullah and Mohd Suhaimi Rozali each held no shares of Common Stock. Combined, the board of directors at the date of this report, held a total of 10,035,609,664 shares or about 88.75% of Common Stock.

Changes in Control

As announced in the Form 8K on October 30, 2013, the Company on October 29, 2013 entered into a conditional agreement to acquire 63.2% equity interests in Clixster Mobile for the purchase consideration of the issuance of 10,193,609,664 Common Stock representing approximately 90% of the enlarged issued share capital of the Company. This transaction closed on January 31, 2014 and the Vendors became the new controlling shareholder of the Company. In September 2015, New China Electronic Limited, a company owned and controlled by Mr. Ching Chiat Kwong, acquired 7,130,134,431 shares of Common Stock to become the controlling shareholder. Except for the transaction noted above, we are unaware of any contract, or other arrangement or provisions, the operation of which may at a subsequent date result in a change of control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,000 and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2014 and 2013 were $6,000 and $6,000 respectively.

TAX FEES. For the fiscal years ended December 31, 2014 and December 31, 2013, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements and Financial Statement Schedules

Table of Contents

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Comprehensive Income

Consolidated Statements of Stockholders' Deficits

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(c) Exhibits.

2.1	Shareholders’ Agreement between Good World Investments Limited, Advance Tech Communications Sdn. Bhd. And ATC Marketing Limited(7)
2.2	Sale and Purchase Agreement entered by Good World Investments Limited to acquire 5% equity interest in Advance Tech Communications Sdn. Bhd. (8)
2.3	Sale and Purchase Agreement between Good World Investments Limited and ECE Technologies Sdn. Bhd. (9)
2.4	Sale and Purchase Agreement between the Company and Samata Ventures Sdn Bhd and Clixster Sdn Bhd. (10)
2.5	Sale and Purchase Agreement between the Company and KR Global Ventures Sdn Bhd. (11)
2.6	Sale and Purchase Agreement between the Company and Mohamad Puzi Bin Khalid, and the brand licensing agreement between the Company and Mohamad Puzi Bin Khalid(12)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(3)
3.1.3	Certificate of Amendment to Articles of Incorporation, as amended.(4)
3.1.4	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.2	Bylaws (1)
10.1	2007 Stock Incentive Plan (4)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on September 26, 2005.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 7, 2014.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on October 12, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 26, 2009.
8.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
9.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 16, 2012.
10.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 6, 2014.
11.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on January 16, 2014.
12	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 16, 2015

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

Median Group Inc. and Subsidiary
Index to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Median Group Inc. (formerly Clixster Mobile Group Inc. and China Media Group Corporation) and its subsidiaries

We have audited the accompanying consolidated balance sheets of Median Group Inc. (formerly Clixster Mobile Group Inc. and China Media Group Corporation) and its subsidiaries (the "Company") as of December 31, 2014 and 2013 (restated), and the related consolidated statements of operations, stockholders' deficits and cash flows for the years ended December 31, 2014 and 2013 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Median Group Inc. (formerly Clixster Mobile Group Inc. and China Media Group Corporation) and its subsidiaries as of December 31, 2014 and 2013 (restated), and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 (restated), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong, China
March 23, 2016

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong
Tel: (852) 2573 2296 Fax: (852) 3015 3860	http://www.hkcmcpa.us

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013 (Restated)

		December 31 2014	December 31 2013
	Notes		(Restated)
		US$	US$
ASSETS
Current assets:
Prepayments and deposits		4,538	-
Assets of operations held for sale	6	7,389,418	9,834,050
		7,393,956	9,834,050

Total current assets		7,393,956	9,834,050

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Other payables and accruals	7	639,248	924,243
Amounts due to related parties	8	146,667	-
Liabilities of operations held for sale	6	12,289,736	11,542,902
Total current liabilities		13,075,651	12,467,145

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		15,075,651	14,467,145

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2013: 1,113,623,296) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(9,140,232)	(7,153,255)
Accumulated other comprehensive income		414,748	238,554
Total Median Group Inc. stockholders' deficits		(5,950,254)	(4,139,471)
Non-controlling interest		(1,731,441)	(493,624)
Total stockholders’ deficits		(7,681,695)	(4,633,095)

Total liabilities and stockholders’ deficits		7,393,956	9,834,050

The accompanying notes are an integral part of these consolidated financial statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013 (Restated)

		2014	2013
	Notes	US$	US$
			(Restated)
Net revenue		4,216	-
Cost of revenue		-	-

Gross profit		4,216	-

Operating expenses:
Administration expenses		(135,383)	(95,847)
Selling and distribution expenses		-	-
Total operating expenses		(135,383)	(95,847)

Operating loss from continuing operations		(131,167)	(95,847)

Other income / (expenses)
Other income		400,050	-
Gain on disposal of subsidiaries		420,362	-
Write off of option liability		-	236,504
Interest expenses		(146,667)	(163,101)

Income/(loss) from continuing operations		542,578	(22,444)

Discontinued operations, net of tax	6	(4,002,463)	(1,741,741)

Net loss		(3,459,885)	(1,764,185)

Less: Net (loss)/income attributable to non-controlling interests		(1,472,908)	619,678

Net loss attributable to Median Group Inc.		(1,986,977)	(1,144,507)

Net loss per share attributable to Median Group Inc. shareholders – Basic and diluted
Continuing operations		(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)
		(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		10,441,474,331	1,113,623,296

*	Weighted average number of shares used to compute basic and diluted loss per share for the year ended December 31, 2014 and 2013 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013 (Restated)
(UNAUDITED)

		2014	2013
	Notes	US$	US$
			(Restated)
Net loss		(3,459,885)	(1,764,185)

Other comprehensive income (loss), net of tax
Foreign currency translation gain		409,041	67,217
Release of exchange reserve arising from disposal of subsidiaries		(82,615)	-
Total comprehensive loss		(3,133,459)	(1,696,968)
Less: Net (loss) income attributable to non-controlling interests		(1,472,908)	619,678
Less: Other comprehensive income attributable to non-controlling interests - foreign currency translation gain		150,232	12,946
Total comprehensive loss attributable to Median Group Inc.		(1,810,783)	(2,329,592)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders' Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2013 (Restated)	10,193,609,664	181,740	(6)	(367)	126,304	307,671

Issuance of shares for acquisition of legal acquirer	1,113,623,296	2,580,543	203,382	(6,110,891)	(36)	(3,327,002)

Other comprehensive income:
Foreign currency translation loss	-	-	35,178	-	-	35,178

Net loss for the year	-	-	-	(1,041,996)	(606,946)	(1,648,942)

Balance at December 31, 2013 (Restated)	11,307,232,960	2,775,230	238,554	(7,153,255)	(493,624)	(4,633,095)

Other comprehensive income:
Foreign currency translation loss	-	-	258,809	-	150,232	409,041
Release of exchange reserves arising from disposal of subsidiaries	-	-	(82,615)	-	84,859	2,244
	-	-	176,194	-	235,091	411,285
Net loss for the year	-	-	-	(1,986,977)	(1,472,908)	(3,459,885)
Total comprehensive loss for the year	-	-	176,194	(1,986,977)	(1,237,817)	(3,048,600)

Balance at December 31, 2014	11,307,232,960	2,775,230	414,748	(9,140,232)	(1,731,441)	(7,681,695)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

	2014	2013
	US$	US$
		(Restated)
Cash flows from operating activities:
Net loss	(3,459,885)	(1,764,185)
Changes in asset and liabilities
Increase in assets:
Prepayments and deposits	(4,538)	-
Increase in liabilities:
Asset of operations held for sale – net liabilities	3,191,466	1,743,682
Other payables and accruals	(284,995)	224,968
Option liabilities	-	(236,504)
Amounts due to related parties	146,667	-
Net cash used in operating activities	(411,285)	(32,039)

Cash flows from investing activities	-	-

Cash flows from financing activities :	-	-

Effect of exchange rate in comprehensive income	411,285	32,039
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - net, beginning	-	-

Cash and cash equivalents - net, ending	-	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 1	ORGANIZATION

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2014, the Company has an accumulated deficits totaling $9,140,232 and its current liabilities exceed its current assets by $5,681,695. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Median Group Inc. (fka Clixster Mobile Group Inc. and China Media Group Corporation) ("MGI" or the "Registrant"), a public traded and holding company was incorporated under the laws of the State of Texas in October 2002.

All references that refer to (the "Company" or "MGI" or "we" or "us" or "our") are to MGI, and its wholly or majority owned subsidiaries unless otherwise differentiated. The Company was engaged in the business of distributing telecom services and consultancy services.

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

At the date of this report, the Company filed Form 8-K to effect a reverse merger between the Company and CMSB at January 31, 2014. The Company’s consolidated financial statements include the assets and liabilities, the operations and cash flows of CMSB before the transaction and the Company and its subsidiaries after the transaction.

Subsequent to the reporting period, on July 28, 2015 and August 3, 2015 we completed the sale of our pre-paid telecom operation and the electronics trading operation (the “Disposed Business”) (Note 14(a)). As a result in this year, we reported the operating results of the Disposed Business as Discontinued Operations – Net of Tax in the consolidated statement of income in all periods presented. In addition, the assets and liabilities associated with these businesses are reported as Asset of Operations Held for Sale and Liabilities of Operations Held For Sale in the consolidation balance sheets (refer to Note 6).

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2014 include the financial statements of the Company and its wholly owned subsidiary Qultec Sdn. Bhd. (formerly known as CMG Resources Sdn. Bhd.), its 50% equity interest subsidiary ATC Marketing Limited (“ATC”) and its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. (“CMSB”). The Company consolidated the 50% subsidiary ATC during the period as it controls the board of director of this ATC. Subsequent to the period of this report, in July and August 2015, the Company disposed its subsidiary companies namely its 63.2% subsidiary in CMSB and its 50% subsidiary ATC (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the consolidated statement of operation for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the consolidated balance sheet.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss or net profit by the weighted average number of shares of common stock outstanding during the year. Diluted loss and profit per common share for the years ended December 31, 2014 and 2013, respectively are not presented as it would be anti-dilutive.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

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

Trade Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company recorded no (2013: Nil) allowance for doubtful accounts for the years presented.

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

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

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

Foreign Currency Translation

The accounts of the Company's Hong Kong, China and Malaysia subsidiaries are maintained, in the local currencies of their respective countries namely Hong Kong dollars (HK), Chinese Renminbi (RMB) and Malaysia Riggnet (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 “Comprehensive Income”. As of December 31, 2014 and 2013, the accumulated comprehensive income was $414,748 and $238,554, respectively.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the years ended December 31, 2014 and 2013.

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

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock

On January 31, 2014, the Company issued 10,093,609,664 shares of its common stock in consideration of the acquisition of 63.2% equity interests in Clixster Mobile Sdn. Bhd. (Note 1).

As at December 31, 2014 and 2013 the Company had a total of 11,307,232,960 and 1,113,623,296 shares, respectively, of its common stock issued and outstanding.

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

As at December 31, 2014, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

Subsequent to the period end, the Company sold its subsidiaries namely its 63.2% subsidiary Clixster Mobile Sdn. Bhd. on July 28, 2015 and its 50% subsidiary ATC Marketing Limited on August 3, 2015 (the “Disposed Subsidiaries”) containing its MVNO business and electronics trading company (Note 14). As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations – net of tax:

	Year ended December 31
	2014	2013
	US$	US$

Net revenue	5,186,766	2,660,292
Less: sales discount	(851,916)	(683,087)
Cost of revenue	(4,136,723)	(1,439,211)
Gross profit	198,127	537,994
Administrative expenses	(3,285,725)	(2,181,255)
Selling and distribution expenses	-	-
Loss from operations	(3,087,598)	(1,643,261)
Other income / (expenses)
Foreign exchange gain	(583,712)	(93,779)
Bank charges	-	(1,770)
Other income	13,847	2,990
Interest expenses	(345,000)	(5,921)
Loss from discontinued operations before taxation	(4,002,463)	(1,741,741)
Taxation	-	-
Loss from discontinued operations	(4,002,463)	(1,741,741)

The following table provides the components of assets and liabilities of operations held for sale:
	December 31 2014	December 31 2013
	US$	US$
Current assets:
Cash and cash equivalents	21,245	3,001,991
Trade receivables	445,959	986,768
Prepayments, deposit and other receivables	801,721	2,976,955
Due from related parties	5,764,813	2,461,997
Inventories	32,007	76,188
Property and equipment, net	313,673	330,151
Intangible assets	-	-
Assets of operations held for sale	7,389,418	9,834,050

Bank overdraft	-	41,358
Trade payables	1,214,890	735,245
Other payables and accruals	480,130	5,468,113
Due to related parties	1,555,907	670,409
Short term debt	-	271,590
Trade finance payables	-	79,816
Taxation payables	-	115,554
Obligations under finance lease	-	86,757
Term loans – non-current	9,038,809	4,074,060
Liabilities of operations held for sale	12,289,736	11,542,902

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any years presented.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	2014	2013
	US$	US$

Potential tax penalty liability	410,000	360,000
Other payables and accruals	229,248	564,243
	639,248	924,243

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	2014	2013
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	146,667	-
	146,667	-

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	2014	2013
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the year ended December 31, 2014 was $146,667.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 10	RELATED COMPANY TRANSACTIONS

For the year ended December 31, 2014, the Company paid $161,965 (2013: Nil) to its directors and its officers remuneration for their services provided to the Company.

For the year ended December 31, 2014 the Company sold $1,222,967 (2013: Nil) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

For the year ended December 31, 2014 the Company purchased $3,334,313 (2013: Nil) of telecom services from a related company. The terms of trade was negotiated at arms-length.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the year ended December 31, 2014 the Group company recorded $345,000 (2013: Nil) in interests expenses relating to these promissory notes. Subsequent to this fiscal year, on July 28, 2015, this Group company was disposed together with these these promissory notes and the Group was no longer liable for these promissory notes as a result.

NOTE 11	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2014, since the Company and its subsidiaries had significant net operating loss. The Company made an income tax provision under Malaysian tax jurisdiction while Malaysian operation generates an operating profit.

For the years ended December 31, 2014 and 2013, the Company and its subsidiaries incurred net operating results for tax purposes of approximately loss of $247,609 and a gain of $23,800, respectively. Total net operating losses carry forward as at December 31, 2014 and 2013, (i) for Federal and State purpose were $11,478,825 and $11,284,883, respectively and (ii) for its entities outside of the United States $16,620 and nil, respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at December 31, 2014 and 2013 was approximately $4,913,524 and $4,826,860, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has not concluded all U.S. federal income tax matters for the years through fiscal 2014, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2014 and 2013. The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $410,000 at December 31, 2014 (2013: $360,000).

A reconciliation between the income tax computed at the Malaysia and Hong Kong statutory rate and the Company’s provision for income tax is as follows:

	2014	2013

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

As of December 31, 2014 and 2013, there were no material deferred tax assets or liabilities to be recognized.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Restated)

NOTE 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2014 and 2013 the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

	2014	2014	2014	2013	2013	2013
	Revenue	Percentage of Revenue	Trade accounts Receivable	Revenue	Percentage of Revenue	Trade accounts Receivable
	US$		US$	US$		US$
Customer A	4,216	100%	-	-	-	-
Total:	4,216	100%	-	-	-	-

(b)	Major vendors

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

The Company’s interest-rate risk arises from shareholder loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2014 and 2013, shareholder loan was at fixed interest rate.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc. and China Media Group Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated) FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 13	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)	The Company leases office premises for its operations in Malaysia under operating leases. As of December 31, 2014 the future minimum rental payments under non-cancelable operating leases in the next 12 months are $27,336.

NOTE 14	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)	On August 3, 2015 the Company sold its 50% interests in ATC Marketing Limited (“ATC”) for a nominal cash consideration and it resulted in a nominal loss on the disposal of this subsidiary.
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