Form 10-Q
period 2015-03-31
China Media Group CORP
filed 2016-03-28
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Median Group Inc.

(Formerly Clixster Mobile Group Inc.)

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Audited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014

Condensed Consolidated Statements of Comprehensive (Loss) / Income for the three months ended March 31, 2015 and 2014

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

		March 31 2015	December 31 2014
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Prepayments and deposits		578	4,538
Assets of operations held for sale	6	7,018,920	7,389,418
		7,019,498	7,393,956

Total current assets		7,019,498	7,393,956

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Other payables and accruals	7	639,803	639,248
Amounts due to related parties	8	186,667	146,667
Liabilities of operations held for sale	6	12,947,280	12,289,736
Total current liabilities		13,773,750	13,075,651

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		15,773,750	15,075,651

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2014: 11,307,232,960) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(10,004,980)	(9,140,232)
Accumulated other comprehensive income		585,258	414,748
Total Median Group Inc. stockholders' deficits		(6,644,492)	(5,950,254)
Non-controlling interest		(2,109,760)	(1,731,441)
Total stockholders’ deficits		(8,754,252)	(7,681,695)

Total liabilities and stockholders’ deficits		7,019,498	7,393,956

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

		Three Months Ended 31 March
		2015	2014
	Notes	US$	US$
Net revenue		-	-
Cost of revenue		-	-

Gross profit		-	-

Operating expenses:
Administration expenses		(7,155)	(7,798)
Selling and distribution expenses		-	-
Total operating expenses		(7,155)	(7,798)

Operating income from continuing operations		(7,155)	(7,798)

Other income / (expenses)
Other income		-	400,050
Gain on disposal of subsidiaries		-	420,362
Interest expenses		(40,000)	(26,667)

(Loss)/income from continuing operations		(47,155)	785,947

Discontinued operations, net of tax	6	(1,293,660)	(518,737)

Net (loss)/income		(1,340,815)	267,210

Less: Net loss attributable to non-controlling interests		(476,067)	(190,895)

Net (loss)/income attributable to Median Group Inc.		(864,748)	458,105

Net loss per share attributable to Median Group Inc. shareholders - Basic and diluted
Continuing operations		(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)
		(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	7,796,100,742

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2015 and 2014 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

		Three Months Ended 31 March
		2015	2014
	Notes	US$	US$

Net (loss)/income		(1,340,815)	267,210

Other comprehensive income, net of tax
Foreign currency translation gain/(loss)		268,258	(25,593)
Release of exchange reserve arising from disposal of subsidiaries		-	(82,615)
Total comprehensive (loss)/income		(1,072,557)	159,002
Less: Net income attributable to non-controlling interests		(476,067)	(190,895)
Less: Other comprehensive income attributable to non-controlling interests - foreign currency translation (loss)/gain		97,748	(8,184)
Total comprehensive loss attributable to Median Group Inc.		(694,238)	358,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders' (Deficits) / Equity
	US$	US$	US$	US$	US$	US$

Balance at January 1, 2015 (Audited)	11,307,232,960	2,775,230	414,748	(9,140,232)	(1,731,441)	(7,681,695)
Other comprehensive income – foreign currency translation gain	-	-	170,510	-	97,748	268,258
Net loss for the period	-	-	-	(864,748)	(476,067)	(1,340,815)

Balance at March 31, 2015	11,307,232,960	2,775,230	585,258	(10,004,980)	(2,109,760)	(8,754,252)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31
	2015	2014
	US$	US$
Cash flows from operating activities:
Net (loss)/income	(1,340,815)	267,210
Changes in asset and liabilities
Decrease in assets:
Prepayments and deposits	3,960	-
Increase/(Decrease) in liabilities:
Asset of operations held for sale – net liabilities	1,028,042	138,215
Other payables and accruals	555	(408,743)
Amounts due to related parties	40,000	26,667
Net cash (used in)/generated from operating activities	(268,258)	23,349

Cash flows from investing activities	-	-

Cash flows from financing activities :	-	-

Effect of exchange rate in comprehensive income	268,258	(23,349)
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - net, beginning	-	-

Cash and cash equivalents - net, ending	-	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company Form 10-K filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended March 31, 2015 include the financial statements of the Company and its wholly owned subsidiary Qultec Sdn. Bhd. (formerly known as CMG Resources Sdn. Bhd.), its 50% equity interest subsidiary ATC Marketing Limited (“ATC”) and its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. (“CMSB”). The Company consolidated the 50% subsidiary ATC during the period as it controls the board of director of this ATC. Subsequent to the period of this report, in July and August 2015, the Company disposed its subsidiary companies namely its 63.2% subsidiary in CMSB and its 50% subsidiary ATC (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of operation for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net (Loss) Income Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended March 31, 2015 and 2014 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended March 31, 2015.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2015, the Company has incurred an accumulated deficits totaling $10,004,980 and its current liabilities exceed its current assets by $6,754,252. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
As of March 31, 2015, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

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

As at March 31, 2015 and December 31, 2014, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of Discontinued operations - net of tax:

	Three months ended March 31
	2015	2014
	US$	US$

Net revenue	639,380	910,277
Less: sales discount	(65,670)	(114,463)
Cost of revenue	(561,064)	(652,126)
Gross profit	12,646	143,688
Administrative expenses	(736,805)	(647,218)
Selling and distribution expenses	-	-
Loss from operations	(724,159)	(503,530)
Other income / (expenses)
Foreign exchange (loss) / gain	(469,577)	50,199
Other income	(9,924)	9,594
Interest expenses	(90,000)	(75,000)
Loss from discontinued operations before taxation	(1,293,660)	(518,737)
Taxation	-	-
Loss from discontinued operations	(1,293,660)	(518,737)

The following table provides the components of assets and liabilities of operations held for sale:
	March 31 2015	December 31 2014
	US$	US$
Current assets:
Cash and cash equivalents	5,241	21,245
Trade receivables	270,448	445,959
Prepayments, deposit and other receivables	922,277	801,721
Due from related parties	5,541,340	5,764,813
Inventories	31,444	32,007
Property and equipment, net	248,067	313,673
Intangible assets	103	-
Assets of operations held for sale	7,018,920	7,389,418

Bank overdraft	-	-
Trade payables	1,704,997	1,214,890
Other payables and accruals	690,549	480,130
Due to related parties	1,570,365	1,555,907
Term loans – non-current	8,981,369	9,038,809
Liabilities of operations held for sale	12,947,280	12,289,736

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any periods presented.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31 2015	December 31 2014
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	229,803	229,248
	639,803	639,248

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	March 31 2015	December 31 2014
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	186,667	146,667
	186,667	146,667

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	March 31 2015	December 31 2014
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the three months ended March 31, 2015 was $40,000 (2014: 26,667).

NOTE 10	RELATED PARTY TRANSACTIONS

For the three months period ended March 31, 2015, the Company paid $18,622 (2014: $56,419) to its directors and its officers remuneration for their services provided to the Company.

For the three months period ended March 31, 2015 the Company paid rebate of $201,212 (2014: sold $373,677) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

For the three months period ended March 31, 2015 the Company purchased no (2014: $591,501) telecom services from a related company. The terms of trade was negotiated at arms-length.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the three months ended March 31, 2015 the Group company recorded $90,000 (2014: $65,847) in interests expenses relating to these promissory notes. . Subsequent to this fiscal year, on July 28, 2015, this Group company was disposed together with these promissory notes, and the Group was no longer liable for these promissory notes as a result.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	INCOME TAXES

No provision was made for income tax for the three months ended March 31, 2015 and 2014, since the Company and its subsidiaries had significant net operating loss. In the three months ended March 31, 2015 and 2014, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $90,356 and $14,240, respectively. Total net operating losses carry forward as at March 31, 2015 and 2014, (i) for Federal and State purpose were $11,523,939 and $11,296,825, respectively and (ii) for its entities outside of the United States $78,483 and $2,298. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at March 31, 2015 and December 31, 2014 was approximately $4,945,148 and $4,831,845 respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2015	2014

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)	The Company leases office premises for its operations in Malaysia under operating leases. As of March 31, 2015, the future minimum rental payments under non-cancelable operating leases in the next 12 months are $395.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	SUBSEQUENT EVENTS

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

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

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC has entered into an exclusive partnership agreement with MyAngkasa Holdings Sdn Bhd (“MHSB”) for the implementation of the “MyAngkasa” mobile program. Under the agreement, MHSB will undertake to market and sale to its members for NIMC’s post-paid mobile phone services. The Group views this as a strategic anchor customer that will provide the subscriber base to roll out its telecom services, focusing in post-paid customer.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we are still waiting for the delivery of its commercial products in 2013. However, in 2014 we divested from this product and instead we determined to focus on other telecommunication products and services. In October 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) operation in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business and building a brand in Malaysia and then throughout the region. During the three months ended March 31, 2015, the Group derived $639,380 in telecom services revenue from this business unit.

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

We have cash and cash equivalents of $5,241 held by our assets held for sale as of March 31, 2015; a decrease of about 79% from the previous period end of December 31, 2014. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2014

REVENUES.

For the three months ended March 31, 2015, the Group did not derive any revenue, cost of revenue and therefore had no gross profit from its continuing operations. For the three months period ended March 31, 2015, the Group realized revenue of $639,380, cost of revenue of $561,064 and sales discount of $65,670, achieving a gross profit of $12,646 from its operations held for sale (Note 6).

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

OPERATING EXPENSES.

For the three month period ended March 31, 2015, from our continuing operation, we had no gross profit and our total operating expenses were $7,155, all of which were selling, general and administrative expenses. We also had $40,000 in interest expenses so that the net loss to our shareholders from continuing operation for the three months period ended March 31, 2015 was $47,155. This was in comparison in the three months period ended March 31, 2014, we had no gross profit and our total operating expenses were $7,798, all of which were selling, general and administrative expenses. We also had $26,667 in interest expenses and $400,050 in other income arising from write back of payables and $420,362 in gain on disposal of subsidiaries, so that the net gain to our shareholders from continuing operation for the three months period ended March 31, 2014 was $785,947.

For the three month period ended March 31, 2015, from our operation held for sale, our gross profit was $12,646 and our total operating expenses were $736,805 all of which all were selling, general and administrative expenses. We also had $469,577 in foreign currency exchange loss, $9,924 in other expense and $90,000 in interest expenses so that the net loss to our shareholders from operation held for sale for the three months period ended March 31, 2015 was $1,293,660 (Note 6). As a result for the three months ended March 31, 2015, we had a net loss of $1,340,815 attributable to our shareholders before non-controlled interests. This was in comparison in the three months period ended March 31, 2014 where our operation held for sale had a gross profit was $143,688 and our total operating expenses were $647,218 all of which all were selling, general and administrative expenses. We also had $50,199 in foreign currency exchange gain, $9,594 in other income and $75,000 in interest expenses, so that the net loss to our shareholders from operation held for sale for the three months period ended March 31, 2014 was $518,737 (Note 6). As a result for the three months ended March 31, 2014, we had a net profit of $267,210 attributable to our shareholders before non-controlled interests.

Liquidity and Capital Resources

As at March 31, 2015, the Company had no cash other than the $5,241 in the operation held for sale, and the only other current assets held by the Company was the prepayments and deposits of $578 and the assets of operation held for sale of $7,018,920. The total assets of the Company were $7,019,498 as of March 31, 2015. We also had current liabilities of $13,773,750 which were represented by $639,803 in other payables and accruals, $186,667 due to related parties and $12,947,280 in liabilities of operation held for sale. We also had $2,000,000 in long-term shareholders loan as at March 31, 2015, making our total liabilities $15,773,750.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2014.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2015 the Company incurred net losses of $1,340,815 and has accumulated losses of $10,004,980 as at March 31, 2015. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing and integrating its newly acquired MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	March 25, 2016
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	March 25, 2016
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	March 25, 2016
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Ching Chiat Kwong	March 25, 2016
-----------------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	March 25, 2016
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer