Form 10-Q
period 2015-06-30
China Media Group CORP
filed 2016-03-28
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Median Group Inc.

(Formerly Clixster Mobile Group Inc.)

(Formerly China Media Group Corporation)

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Audited)

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014

Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2015 and 2014

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended 30 June 2015

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

		June 30 2015	December 31 2014
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Prepayments and deposits		550	4,538
Assets of operations held for sale	6	7,249,857	7,389,418
		7,250,407	7,393,956

Total current assets		7,250,407	7,393,956

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Other payables and accruals	7	648,816	639,248
Amounts due to related parties	8	226,667	146,667
Liabilities of operations held for sale	6	13,926,445	12,289,736
Total current liabilities		14,801,928	13,075,651

Long-term debts:
Shareholders loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		16,801,928	15,075,651

Commitments and contingencies	12

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2014: 11,307,232,960) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(10,618,052)	(9,140,232)
Accumulated other comprehensive income		676,408	414,748
Total Median Group Inc. stockholders' deficits		(7,166,414)	(5,950,254)
Non-controlling interest		(2,385,107)	(1,731,441)
Total stockholders’ deficits		(9,551,521)	(7,681,695)

Total liabilities and stockholders’ deficits		7,250,407	7,393,956

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

		Three Months Ended June 30		Six Months Ended June 30
		2015	2014	2015	2014
	Note	US$	US$	US$	US$

Net Revenue		-	-	-	-
Cost of revenue		-	-	-	-

Gross profit		-	-	-	-

Operating expenses:
Administration expenses		(9,787)	(5,000)	(16,942)	(12,798)
Selling and distribution expenses		-	-	-	-
Total operating expenses		(9,787)	(5,000)	(16,942)	(12,798)

Operating loss from continuing operations		(9,787)	(5,000)	(16,942)	(12,798)

Other income / (expenses)
Other income		-	-	-	400,050
Gain on disposal of subsidiaries		-	-	-	420,362
Interest expenses		(40,000)	(40,000)	(80,000)	(66,667)

(Loss) / income from continuing operations		(49,787)	(45,000)	(96,942)	740,947
Discontinued operations, net of tax	6	(891,273)	(729,495)	(2,184,933)	(1,248,232)
Net loss		(941,060)	(774,495)	(2,281,875)	(507,285)
Less: Net loss attributable to non-controlling interests		(464,933)	(268,456)	(941,060)	(459,351)
Net loss attributable to Median Group Inc.		(476,127)	(506,039)	(1,340,815)	(47,934)

Net loss per share attributable to Median Group Inc. Shareholders - Basic and diluted
Continuing operations		(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
		(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	11,307,232,960	11,307,232,960	9,561,366,111

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and six months ended June 30, 2015 and 2014 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

		Three Months Ended June 30		Six Months Ended June 30
		2015	2014	2015	2014
	Note	US$	US$	US$	US$

Net loss		(941,060)	(774,495)	(2,281,875)	(507,285)

Other comprehensive income, net of tax
Foreign currency translation gain / (loss)		143,791	(37,077)	412,049	(62,670)
Release of exchange reserve arising from disposal of subsidiaries		-	-	-	(82,615)
Total comprehensive loss		(797,269)	(811,572)	(1,869,826)	(652,570)
Less: Net loss attributable to non-controlling interests		(327,988)	(268,456)	(804,055)	(459,351)
Less: Other comprehensive income / (loss) attributable to non-controlling interests - foreign currency translation gain/(loss)		52,641	(13,639)	150,389	(21,823)
Total comprehensive loss attributable to Median Group Inc.		(521,922)	(529,477)	(1,216,160)	(171,396)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Stockholders' Equity
	US$	US$	US$	US$	US$	US$

Balance at January 1, 2015 (Audited)	11,307,232,960	2,775,230	414,748	(9,140,232)	(1,731,441)	(7,681,695)
Other comprehensive income - foreign currency translation gain	-	-	261,660	-	150,389	412,049
Net loss for the period	-	-	-	(1,477,820)	(804,055)	(2,281,875)

Balance at June 30, 2015	11,307,232,960	2,775,230	676,408	(10,618,052)	(2,385,107)	(9,551,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
(Formerly Clixster Mobile Group Inc.)
(Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended June 30
	2015	2014
	US$	US$
Cash flows from operating activities:
Net loss	(2,281,875)	(507,285)
Changes in asset and liabilities
Decrease in assets
Prepayments and deposits	3,988	-
Increase / (Decrease) in liabilities:
Asset of operations held for sale - net liabilities	1,776,270	904,778
Other payables and accruals	9,568	(403,734)
Amounts due to related parties	80,000	66,667
Net cash (used in) generated from operating activities	412,049	60,426

Cash flows from investing activities	-	-

Cash flows from financing activities :	-	-

Effect of exchange rate in comprehensive income	412,049	(60,426)
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - net, beginning	-	-

Cash and cash equivalents - net, ending	-	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended June 30, 2015 include the financial statements of the Company and its wholly owned subsidiary Qultec Sdn. Bhd. (formerly known as CMG Resources Sdn. Bhd.), its 50% equity interest subsidiary ATC Marketing Limited (“ATC”) and its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. (“CMSB”). The Company consolidated the 50% subsidiary ATC during the period as it controls the board of director of this ATC. Subsequent to the period of this report, in July and August 2015, the Company disposed its subsidiary companies namely its 63.2% subsidiary in CMSB and its 50% subsidiary ATC (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended June 30, 2015 and 2014 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended June 30, 2015 and the year ended December 31, 2014.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2015, the Company has incurred an accumulated deficits totaling $10,618,052 and its current liabilities exceed its current assets by $7,551,521. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
As of June 30, 2015, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

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

As at June 30, 2015 and December 31, 2014, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of Discontinued operations - net of tax

		Three Months Ended June 30		Six Months Ended June 30
		2015	2014	2015	2014
	Note	US$	US$	US$	US$

Net Revenue		5,741	1,247,985	645,121	2,158,262
Less: sales discount		-	(222,560)	(65,670)	(337,023)
Cost of revenue		(523,282)	(1,042,011)	(1,084,346)	(1,694,137)
Gross (loss) / profits		(517,541)	(16,586)	(504,895)	127,102
Administrative expenses		(223,245)	(742,032)	(960,050)	(1,389,250)
Selling and distribution expenses		-	-	-	-
Loss from operations		(740,786)	(758,618)	(1,464,945)	(1,262,148)
Other income / (expenses)
Foreign exchange (loss) / gain		(140,854)	118,134	(610,431)	168,333
Other income		80,367	989	70,443	10,583
Interest expenses		(90,000)	(90,000)	(180,000)	(165,000)
Net loss from discontinued operation before taxation		(891,273)	(729,495)	(2,184,933)	(1,248,232)
Taxation			-	-	-
Loss from discontinued operation		(891,273)	(729,495)	(2,184,933)	(1,248,232)

The following table provides the components of assets and liabilities of operations held for sale:

	June 30 2015	December 31 2014
	US$	US$
Current assets:
Cash and cash equivalents	24,134	21,245
Trade receivables	137,310	445,959
Prepayments, deposit and other receivables	971,215	801,721
Due from related parties	5,487,012	5,764,813
Inventories	44,225	32,007
Property and equipment, net	284,793	313,673
Intangible assets	8,925	-
Other assets	292,243	-
Assets of operations held for sale	7,249,857	7,389,418

Trade payables	2,172,685	1,214,890
Other payables and accruals	720,770	480,130
Due to related parties	2,067,314	1,555,907
Term loans - non-current	8,965,676	9,038,809
Liabilities of operations held for sale	13,926,445	12,289,736

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	June 30 2015	December 31 2014
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	238,816	229,248
	648,816	639,248

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	June 30 2015	December 31 2014
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	226,667	146,667
	226,667	146,667

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	June 30 2015	December 31 2014
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2015, and bears interest of 8% per annum. The accrued interest for the six months ended June 30, 2015 was $80,000 (2013: 66,667).

NOTE 10	RELATED PARTY TRANSACTIONS

For the six months period ended June 30, 2015, the Company paid $20,439 (2014: $105,426) to its directors and its officers remuneration for their services provided to the Company.

For the six months period ended June 30, 2015 the Company paid a rebate of $202,576 (2014: sold $809,332) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

For the six months period ended June 30, 2015 the Company purchased no (2014: $1,402,691) telecom services from a related company. The terms of trade was negotiated at arms-length.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the six months ended June 30, 2015 the Group company recorded $180,000 (2014: $165,000) in interests expenses relating to these promissory notes. Subsequent to this fiscal year, on July 28, 2015, this Group company was disposed together with these promissory notes, and the Group was no longer liable for these promissory notes as a result.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	INCOME TAXES

No provision was made for income tax for the six months ended June 30, 2015 and 2014, since the Company and its subsidiaries had significant net operating loss. In the six months ended June 30, 2015 and 2014, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $142,156 and $18,180, respectively. Total net operating losses carry forward as at June 30, 2015 and 2014, (i) for Federal and State purpose were $11,573,707 and $11,336,825, respectively and (ii) for its entities outside of the United States $80,515 and $2,298. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at June 30, 2015 and December 31, 2014 was approximately $4,963,278 and $4,845,845, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2015	2014

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance - Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)	The Company leases office premises for its operations in Malaysia under operating leases. As of June 30, 2015 the future minimum rental payments under non-cancelable operating leases in the next 12 months are $395.

MEDIAN GROUP INC (Formerly Clixster Mobile Group Inc.) (Formerly China Media Group Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)	On August 3, 2015 the Company sold its 50% interests in ATC Marketing Limited (“ATC”) for a nominal cash consideration and it resulted in a nominal loss on the disposal of this subsidiary company.

(b)	As announced in a Form 8K on December 16, 2015 the Company finalized in a series of transactions the disposal of the rights to the Clixster brand name in the sale of its 63.2% subsidiary in Clixster Mobile Sdn Bhd (“CMSB”) to Zainal Abidin bin Zohdi (“Purchaser”) for a total cash consideration of $8,500 and the assumption of certain debts pursuant to a sale and purchase agreement (“SP Agreement”) and entered into a two year licensing agreement for the Clixster brand form the Purchaser for the China market for a fee of US$5,000 to be paid at the commencement of the second year of the licensing agreement. The company and the Clixster brand sold were engaged in the distribution of prepaid mobile services under the MVNO platform.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2015.

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

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC has entered into an exclusive partnership agreement with MyAngkasa Holdings Sdn Bhd (“MHSB”) for the implementation of the “MyAngkasa” mobile program. Under the agreement, MHSB will undertake to market and sale to its members for NIMC’s post-paid mobile phone services. The Group views this as a strategic anchor customer that will provide the subscriber base to roll out its telecom services, focusing in post-paid customers.

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

Advertising through mobile devices is becoming more prominent to reach the mobile society of today. The goal of the Telecommunications and Mobile Computing Unit is to provide the Company with entry into the new sector of advertising through telecommunication media and devices. Our strategy on gaining access in telecommunication media is through cooperation with existing networks or establishes select networks. However our longer term strategy is to partner with network operators to provide extensive network access for our advertising media. We had secured the distribution rights for M.A.G.I.C. Convergent Device for the territory of China and Hong Kong, and we are still waiting for the delivery of its commercial products in 2013. However, in 2014 we divested from this product and instead we determined to focus on other telecommunication products and services. In October 2013, we entered into a conditional agreement to acquire Clixster Mobile Sdn. Bhd. a Mobile Virtual Network Operator (“MVNO”) operation in Malaysia. This transaction closed on January 31, 2014. Going forward, we will focus on developing the MVNO business and building a brand in Malaysia and then throughout the region. During the six months ended June 30, 2015, the Group derived $645,121 in telecom services revenue from this business unit.

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

¹ Digital, Social and Mobile in APAC 2015 - We Are Social Singapore ² MCMC - Pocket Book of Statistics, Q2 2015

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

We have cash and cash equivalents of $24,134 in our operation held for sale as of June 30, 2015; a decrease of about 4% from the previous period end of December 31, 2014. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2014

REVENUES.

For the three and six months period ended June 30, 2015, the Group did not realize any revenue and cost of revenue, resulting in no gross profit from its continuing operations. In the same period in 2014, for the three months and six months ended June 30, 2014, there was no revenue and no cost of sales, resulting in no gross profit from its continuing operations.

For the three months period ended June 30, 2015, the Group realized $5,741 in revenue, $523,282 in cost of revenue and no sales discount, achieving $517,541 in gross loss from its operations held for sale. In comparison, for the three months ended June 30, 2014 the Group realized $1,247,985 in revenue and $1,042,011 in cost of revenue and $222,560 in sales discount, achieving $16,586 in gross loss from its operations held for sale.

For the six months period ended June 30, 2015, the Group realized $645,121 in revenue, $1,084,346 in cost of revenue and $65,670 in sales discount, achieving $504,895 in gross loss from its operations held for sale. In comparison, for the six months ended June 30, 2014 the Group realized $2,158,262 in revenue and $1,694,137 in cost of revenue and $337,023 in sales discount, achieving $127,102 in gross profit from its operations held for sale.

OPERATING EXPENSES.

For the three months period ended June 30, 2015, from our continuing operations, we had no gross profit and $9,787 in administrative expenses. We had $40,000 interest expenses resulting in a loss of $49,787 from continuing operations. During this period, from our operations held for sale, we had gross loss of $517,541 and our total operating costs was $223,245 which were general and administrative expenses. We also had $140,854 in currency exchange loss, $80,367 in other income and $90,000 in interest expenses so that our net loss from our operations held for sale was $891,273. In total, for the three months ended June 30, 2015, the loss attributable to our shareholders before non-controlled interests was $941,060.

In comparison for the three months period ended June 30, 2014, from our continuing operations, we had no gross profit and $5,000 in administrative expenses. We had $40,000 interest expenses resulting in a loss of $45,000 from continuing operations. During this period, from our operations held for sale, we had gross loss of $16,586 and our total operating costs was $742,032 which were general and administrative expenses. We also had $118,134 in currency exchange gains, $989 in other income and $90,000 in interest expenses so that our net loss from our operations held for sale was $729,495. In total, for the three months ended June 30, 2014, the loss attributable to our shareholders before non-controlled interests was $774,495.

For the six months period ended June 30, 2015, from our continuing operations, we had no gross profit and $16,942 in operating expenses which were all administrative expenses. We had $80,000 interest expenses resulting in a loss of $96,942 from continuing operations. During this period, from our operations held for sale, we had gross loss of $504,895 and our total operating costs was $960,050 which were general and administrative expenses. We also had $610,431 in currency exchange loss, $70,443 in other income and $180,000 in interest expenses so that our net loss from our operations held for sale was $2,184,933. In total, for the six months ended June 30, 2015, the loss attributable to our shareholders before non-controlled interests was $2,281,875.

In comparison for the six months period ended June 30, 2014, from our continuing operations, we had no gross profit and $12,798 in operating expenses which were all administrative expenses. We had $66,667 interest expenses, $420,362 gain on disposal of subsidiaries and other income on write-off of liabilities of $400,050 resulting in an income of $740,947 from continuing operations. During this period, from our operations held for sale, we had gross profit of $127,102 and our total operating costs was $1,389,250 which were general and administrative expenses. We also had $168,333 in currency exchange gains, $10,583 in other income and $165,000 in interest expenses so that our net loss from our operations held for sale was $1,248,232. In total, for the six months ended June 30, 2014, the loss attributable to our shareholders before non-controlled interests was $507,285.

Liquidity and Capital Resources

As at June 30, 2015, the Company had cash and cash equivalents totaling $24,134 held by assets of operations held for sale and had, other current assets of $7,250,407 consisting of prepayments and deposits of $550 and assets held for sale of $7,249,857. The Company had total current liabilities of $14,801,928 which were represented by $648,816 in other payables and accruals, $226,667 due to related parties and $13,926,445 in liabilities of assets held for sale as of June 30, 2015. We also had $2,000,000 in long-term shareholders loan as of June 30, 2015, making our total liabilities $16,801,928.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2015.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the six months ended June 30, 2015 the Company incurred net losses of $2,281,875 and has accumulated losses of $10,618,052 as at June 30, 2015. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing and integrating its newly acquired MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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