Form 10-K
period 2015-12-31
China Media Group CORP
filed 2016-04-22
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

------------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

(Formerly China Media Group Corporation)

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

Tel: +603 2242 3995 Fax: +603 2242 4317

(Company's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------------------------ None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (1,113,623,296 shares) of the registrant based upon the per share closing price of $0.01 on December 31, 2015 was approximately $11,136,232.

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

References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.

References to "Company", "MGI", "we", "our" means Median Group Inc. and include, unless the context requires or indicate otherwise, the operation of its subsidiaries (all hereinafter defined).

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

In June 2012, the Group acquired A-Team Resources Sdn. Bhd. a company that distributes light appliances products in South East Asia and Middle East to strengthen our Products and Services Business Unit. In January 2014 the Company disposed the loss making light appliances and advertising operation to streamline the operation and to focus on its new acquisition on telecom services business unit.

On January 31, 2014 the Company acquired 63.2% in Clixster Mobile Sdn Bhd (“CMSB”), a mobile virtual network operator (“MVNO”) in order to expand our telecommunication business unit with a focus on provision of mobile telecom service through a MVNO platform initially in Malaysia and then to other regions.

The operation in CMSB incurred significant losses in 2014 and in 2015. The Group determined to re-focus the operation in the higher margin post-paid rather than pre-paid telecom services. As a result, on July 28, 2015, the Group disposed of its investment in CMSB to refocus its MVNO business from pre-paid to post-paid telecom services and a digital service provider.

In September, 2015, New China Electronics Limited, a company wholly owned by our director, Mr. Ching Chiat Kwong, acquired a total of 7,130,134,431 shares representing about 63.06% interests in the Company to become the controlling shareholder of the Company. On January 8, 2016, New China then transferred 350,000,000 shares to each of Andrew Hwan Lee and Ahmad Shukri Bin Abdul Ghani, both directors of the Company. New China then held 6,430,134,431 shares representing 56.87% in the Company.

On September 27, 2015 the Board approved the change of company name from Clixster Mobile Group Inc. to Median Group Inc. and the name change was effected on October 7, 2015.

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC is a newly established MVNO holding all the necessary licenses to operate as an MNVO. Currently, we are in advance discussion with a Malaysian telecom operator to roll out our MVNO services. It is planned that the roll out will commence in July 2016

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available.

OUR BUSINESS REVIEW AND FUTURE STRATEGY. The Group has 3 business units namely “Advertising”, “Products and Services” and “Telecommunication and Mobile Computing”. The management has determined to only focus our business in the Telecommunications and Mobile Computing business unit going forward, and have the Advertising and Products and Services business units inactive until viable business opportunities are presented.

2015 Products & Services Overview

Telecommunications Unit.

In 2006, the Company announced the establishment of the Telecommunications and Mobile Computing Division to focus on the new media advertising where we would take advantage of new convergent devices for telecommunications advertising. We have seen over the years the importance of advertising through social media using telecommunication services.

In the fiscal year 2015, the Group derived $749,804 in telecom services revenue from this business unit but we have continued to incur significant losses in the prepaid telecom services on our MVNO platform. The management has determined to re-focus to the higher margin post-paid telecom services and a digital service provider, and as a result, on July 28, 2015, we disposed of the prepaid MVNO platform. In December 2015, we acquired Naim Indah Mobile Communication Sdn Bhd which has an exclusive business partnership agreement (“Exclusive Agreement”) with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”), a wholly owned company of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). MyAngkasa is the business development and sales/marketing entity of Angkasa which is the representative of 12,000 cooperatives with 7.4 million active members in Malaysia. MyAngkasa owns and operates a network of payment terminals that offer services and products to subscribers and customers for the purchase of prepaid top-ups, postpaid ticketing, online transaction services, registration, loyalty point programs and bill payment collections via internet banking, mobile banking, mobile payment and electronic data capture (EDC) terminals. Under this contract, both parties agree to implement the brand “MyAngkasa” mobile telecommunications program based on NIMC’s Mobile Virtual Network Aggregator (MVNA) platform that includes the provision of mobile telecommunication services to co-operative and members of the co-operatives under Angkasa as registered Pre/Post-Paid subscribers of NIMC services. MHSB will undertake to market and sale to its members for NIMC’s post-paid mobile phone services. The Group views this as a strategic anchor customer that will provide the subscriber base to roll out its telecom services, focusing in post-paid customer. Further details can be found in Note 13 of the Company’s consolidated financial statements.

PROSPECTS. We continue to transform our operations in 2014 and 2015. Through a long and rigorous effort, the Company has successfully consolidate and streamline our business and build a strong foundation to set the stage for an exciting future. This coming year is a significant year for us. After the successful restructuring of the Company, a new entity with a new set of business focus has emerged, where there will be a great emphasis on mobile digital business.

MGI shall focus on the business of providing mobile digital service under the MVNO platform across South East Asian countries. NIMC is poised to be the first MVNO that specifically catered for these markets, operating as a digital service provider (DSP). A digital service provider applies the principles of Internet service delivery, meaning its delivery architecture is integrated, seamless, intelligent, automated, simple and in real time.

Towards Becoming A Digital Service Provider

The decision to become a DSP rests solely on providing the needs of a new generation of consumers. There has been a great shift in consumers’ behaviors. The way purchases are made, the types of media consumed, the way information are obtained and the way trust and relationships are built. These have created new rules of consumer engagement where mobile platform is highly utilized, allowing consumers to communicate, transact and gain almost instantaneous feedback and response. E-commerce now is evolving into M-Commerce (mobile-commerce) and into S-Commerce (social-commerce) allowing customers to instantly transact and share.

We must seize the opportunity to build our business model around this market segment through our offerings with three main differentiators:

(i) An advanced set of products and services that will disrupt the market landscape;

(ii) A customer engagement model that is currently not offered by others; and

(iii) A technology superiority and scalability that will support future growth.

The first challenge to become a digital service provider involves a change in the mindset and culture; we need to view ourselves not as a communication service provider but as a genuine digital competitor. We need to shift away from serving as a channel and toward creating a platform, and the way for us to capitalize on the opportunities in the digital services domain and its associated revenue is to build our business as a digital service provider. Our journey towards becoming a DSP has progressed well over the past 3 months where we are building a solid eco-system that will enable us to offer attractive and disruptive services to the market.

Key Business Focus: White label MVNOs

NIMC white label MVNO program allows corporations and organizations to offer more than just prepaid and post-paid mobile services, including voice, data, SMS and mobile broadband at a minimum upfront set-up cost. With the white-label program, NIMC is helping companies grow their revenue and profits by expanding their reach and exposure. NIMC builds, operates and manages mobile digital services and enables corporations to give access to their own resellers to a full platform for activation, billing and subscriber lifecycle management, customer care, and management support without spending anything on software development.

NIMC builds, operates and manages mobile digital services and enables corporations to give access to their own resellers to a full platform for activation, billing and subscriber lifecycle management, customer care, and management support without spending anything on software development. Businesses can now compete on a more even playing field by offering a virtual 24×7 online retail store with full service customer care. NIMC helps minimize operating costs by implementing strategic web based marketing initiatives, utilizing automated processes such as ordering, payment and collection, and inventory management, plus expands MVNO reach up to nationwide market opportunities through e-commerce.

NIMC’s first white label customer is the National Co-operatives Organization (Angkasa) targeting the co-operative sectors. NIMC is currently negotiating with at least 4 other corporations as potential clients under the white label program. We know that success in the wireless business depends on a strong and flexible back office that integrates new and innovative solutions. The solutions that count are those that allow the white label MVNOs to position it in such a way that the customer receives a seamless white label experience.

Our Mission Critical System

The current traditional billing, Next Generation Intelligent Network (NGIN) and Business Support System (BSS) running today have limited capabilities in serving today’s consumers’ demand. Most operators (MNOs and MVNOs) struggle to fulfil the demand of current consumers and find it very hard to cater for future business trend and unpredictable cost for the future changes. This is simply because the current back-end billing and BSS were not designed for 4G and beyond.

The system is required to provide a real-time unified charging across all services and devices, and payment methods with differentiated service offerings with a quick time-to-market advantage to allow NIMC to quickly capitalize and execute on market opportunities. Our BSS platform combines payment methods, with ‘on demand’ payments for some services and recurring subscription models for others.

*	Online charging system (OCS) is the central system that governs all subscribers’ charging and rating. It is a system that allows an operator to charge their customers, in real time, based on event or session service usage.
*	Policy & Charging Rules Function (PCRF), a software component designated in real-time to determine policy rules that accesses subscriber databases and other specialized functions, such as a charging system PCRF supports the creation of rules and then automatically making policy decisions for each subscriber active on the network.
*	Business Support Systems (BSS) are the components that we use to run its business operations towards customers. Together with operations support systems (OSS), these are used to support various end-to-end telecommunication services. BSS and OSS have their own data and service responsibilities.
*	Enterprise Resource Planning (ERP) is a system that handles all essential business functions such as accounting, HR, sales, marketing, service, warehousing, and more. The SAP B1 system provides a complete visibility and better control help us run our end-to-end business processes professionally.

We are now at the final stage of negotiating the purchase of these systems from the respective solution provider. We expect to complete the deployment of these systems by the end of Q2.

Access Agreement with a Host Operator

We have submitted an official application request for network access to a host mobile network operator (MNO) in middle February. Since then, we have gone through several rounds of negotiations for both technical and commercial elements. All the technical matters have been given a preliminary clearance for the next round of detailed scoping and implementation. As for the commercial negotiation, we are currently negotiating on the wholesale rates with the MNO. The MNO has given its commitment and assurance that agreement shall be concluded within 120 days from the date of submission. This is due to the involvement of many parties within the organization, ranging from technical, legal, financial and board of directors. With this in mind, we anticipate that the agreement will be signed in May 2016.

Moving Forward

Moving forward, we will continue to strive in executing our roadmap for growth which encompasses five key areas namely, strengthening our talents and resources, expanding our product range, widening our geographical reach, improving customers’ journey and experience and enhancing our internal process. The positive results from these areas would create a stable platform for the Group to spread its wings regionally and globally to unveil the vast potential of the digital services market segment. Talks and negotiations are ongoing with several mobile network enablers and operators in the South East Asian region. This would promulgate further the Group’s vision and commitment in becoming a regional mobile service operator with an assortment of deliverables that would satisfy the ravishing appetite of the customers. Being in a competitive industry where customers’ satisfaction is uncompromising, we are continuously ensuring that customers’ experience would be the fundamental element in all facets of our operation.

Technology is the staple food of today’s consumers, which is ever changing, we will be investing our resources into R&D, talent enhancement, product innovation, and technology adoption in our delivery processes. This will enable us to be more efficient in providing an unmatched customers’ experience, which will translate into a faster and higher subscribers’ acquisition. We will continue to jointly work closely with mobile enablers to penetrate new markets and opportunities this year and beyond.

Industry Overview and Competition

Telecommunication Market

During the first half of 2015, growth in the information and communications subsector remained robust at 9.5% (January - June 2014: 9.8%) led by strong demand for mobile internet, especially data and computer services. As at end-June 2015, cellular phone subscriptions grew marginally by 0.7% to 44.2 million to reach a penetration rate of 144.8% (end-June 2014: 35; 43.9 million; 145.8%) with the prepaid segment dominating 81% of total subscriptions. The marginal growth was due to a marked shift in consumer preference to Over-the-Top communication channels and social media. As a result, there was a sharp decline in voice and SMS usage.¹ The take-up rate of mobile broadband services has further accelerated partly driven by the “Smart Device with Internet Package” product under the Universal Service Provision (USP) programme. The broadband segment stood at 27.9 million subscriptions as at end-June 2015 with mobile broadband accounting for the largest share at about 85% of the total broadband subscriptions. In addition, the Ministry of Communications and Multimedia had announced earlier this year that basic broadband package prices would be reduced in line with the aspiration of transforming Malaysia into a digital nation.¹

According to Mr. Ajay Sunder, Vice President of Telecoms, Frost & Sullivan Asia Pacific, overall mobile subscriber penetration is expected to remain stable. However, churns rates will increase because of intensified competition. The Malaysian mobile services market observed very intense competition. As mobile subscriber growth stagnates, operators get desperate to gain subscription market share to drive up their service revenues. MNOs are targeting newer customer segments through innovative pricing plans that integrate voice, data and digital services. Voice revenues were negatively impacted by free calls offered to compensate the increased burden from GST, particularly in the prepaid segment. Non-voice revenue is expected to contribute just under 50% of total service revenues. Digital Media services such as E-Commerce will drive the next generation non-data service revenues for Malaysian telcos.

All operators saw significant increase in their data revenue; however, overall non-voice revenues were negatively impacted because of sharply declining SMS revenues. "SMS revenue was negatively impacted by the adoption of OTT messenger Apps such as WhatsApp and WeChat. In order to promote data adoption, operators rolled-out data bundles with devices and also offered free basic data that offered unlimited access to key instant messaging apps. These further sliced out SMS revenues," said Mr. Sunder.

"The Malaysian E-Commerce market is slowly but steadily gaining strong momentum. With strong adoption of smartphones and tablets as well as mobile internet and broadband, it is going to be over USD6 billion business in next couple of years," said Mr. Sunder. The development of mobile payment ecosystems and growth in mobile-commerce (m-commerce) urge many E-Commerce companies to launch mobile applications and mobile websites. ²

The telecommunication industry is expected to continue its growth trajectory at the same pace going forward despite the penetration of OTT applications that has been causing disruption to the traditional telecommunication business model with service providers seeing a downtrend of users’ minutes of use (MOU) for voice call. In contrast, increased usage of OTT applications has also indirectly heightened service provider’s profit in the mobile internet section as it spurs mobile data usage. Apps are the core of mobile devices’ functionality judging from the steady upward trend both in apps revenue and downloads which indicates a higher demand for mobile internet. Industry vendors such as Ericsson noted that apps reviews and curiosity to try out a new app are the main factors that drive users to download apps, especially apps that enable communication.

Data consumption per individual in Malaysia averaged 819MB per month in 2014 and is expected to hit 2GB in 2018 according to Ericsson’s Mobility Report. This is expected to be driven by the growing consumption of video content especially from YouTube and Facebook in particular. In line with this is Cisco’s Visual Networking Index which states video content as one of the fastest growing segment of mobile data which takes up 55% of global mobile data traffic in 2014.

In view of all the above-mentioned prospects and expansion signals, the telecommunication industry is looking ahead with various ICT opportunities and emerging services to fulfil the digital lifestyle that is inevitably a significant part of the future.

¹ Malaysia Economic Report 2015/2016

² Digital Media Services Will Drive Next Generation Non-Data Service Revenues for Malaysia Telcos - Frost and Sullivan December 8, 2015

Read more: http://www.theborneopost.com/2015/03/16/malaysias-telco-sector-still-likely-to-see-challenges-in-the-medium-term-analysts/#ixzz3n5gZbILzThe Borneo Post

Telecommunication Market

Mobile connections in Malaysia has long surpassed the 100% mark and was reported to attain 142% ¹ as at January 2016; putting her as one of the countries in Asia Pacific with penetration rates above 100%. In a statistical report conducted by We Are Social, Hong Kong, Vietnam and Singapore attained a mobile connection rate of 178%, 152% and 145% respectively compared to their national populations. Prepaid connections still dominated postpaid with 77% and 23% respectively.

Mobile broadband connections compared to the total population of Malaysia was 93% as at January 2016 behind Macau, Singapore, Hong Kong and Thailand which registered 308%, 143%, 128% and 119% respectively. With a total population of 30.54 million, Malaysia’s active internet users stood at 20.62 million, a penetration rate of 68% and mobile connections of 43.43 million (i.e. 142%) and active mobile social users of 16 million (a penetration rate of 52%). ¹

¹Digital in 2016 – We Are Social Singapore

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

We have cash and cash equivalents of $77,164 as of December 31, 2015. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans.

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

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern

We will need to raise additional funds to pay outstanding debts, vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with our distributors for the telecom services business. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We have a limited operating history, and it may be difficult for potential investors to evaluate our business

Currently we are focusing our operation on MVNO business in Malaysia. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our cooperative distributor, Angkasa, to sell our telecom services to their membership. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We have generated losses for the past years as our consumer electronics and advertising businesses has come under competitive price pressure which the management is rationalizing the operation in order to be competitive. The advertising and mobile devices operations commenced in April 2006 with a very limited operating history for these operations due to the lack of operating and financial resources. Our operating results to 2013 relate principally to trading in consumer electronics and light appliances, and mobile devices. However in January 2014 these businesses were disposed and we closed the acquisition of the MVNO business. In 2015, we determined to focus our telecom business from prepaid to postpaid business and a digital service provider. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future MVNO operation in Malaysia. Due to our limited history and limited resources, it is difficult for us to predict future revenues and operating expenses. If our telecom services business develops slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and the market price of our stock may decline.

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

We face significant competition and may suffer from a loss of users and customers as a result

We expect to face significant competition in our telecom services business, particularly from other companies that seek to provide similar products and services. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for users, customers, distributors, media channels and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

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

Because we primarily rely on distributors such as Angkasa in distributing our telecom services, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business

For MVNO operation, we will rely on our cooperative partner, Angkasa, to market our services to their membership base. If Angkasa is not successful in selling our services to their membership base, then we may need to incur significant marketing expenses and or we would not have enough customers to maintain profitability, and the results of operations may be materially and adversely affected. We may also sign distributing agreements with other distributors, and we cannot assure that we can maintain favorable relationships with them. Our distribution arrangements will be non-exclusive. Furthermore, some of our potential distributors may have contracts with our competitors or potential competitors and may not sign distribution agreements with us. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

We may not be able to manage our expanding operations effectively

We commenced our telecom services operations in early 2013. We anticipate continuous developing of our business in 2016 as we focus growth in our customer base through expanding our network and channel partners and consumer market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with customers. We cannot assure that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and results of operations

Global economic conditions could have a negative effect on our business and results of operations like the global economic downturn in 2008 when economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the housing downturn and subprime lending collapse in both the United States and Europe. Since then the global credit and liquidity have tightened in much of the world. Some of our customers in Malaysia may face business downturn and credit issues, and could experience cash flow problems and other financial hardships, which could affect timeliness of doing business with us.

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

Our Company may experience rapid growth in operations, which may place, and may continue to place, significant demands on its management, operational and financial infrastructure

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company's brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

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

Our Company's business faces competition from local and foreign competitors

Our Group faces competition from both local and foreign competitors which offer similar products that of our Group offerings. Increased competition could result in competitive pricing resulting in lower profit margins. However, our Group believes that we have competitive edge over our competitors; including amongst others, quality services, captive customers through our distributors, access to R&D capabilities and technological expertise acquired over the years.

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

RISKS RELATING TO THE BUSINESS

We have a limited operating track record

We have a limited operating and financial history in telecom services upon which you may evaluate us. Our telecom services operation commenced operations in 2013 and in July 2015, we have determined to focus on postpaid telecom services. Since then, we are setting up our telecom operations for postpaid services which should commence in 2016. As a result, your evaluation of us and our prospects will be based on a limited operating and financial history. In addition, most of our products and services have been sold for only a relatively short time, which is since 2013. Therefore, it is difficult to accurately forecast our future revenue and budget our operating expenses.

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

We are highly dependent on Telecom Operator’s core network infrastructure

As an MVNO, we do not own or operate our own physical network. We will provide mobile telecommunications services over network infrastructure that relies entirely on our Telecom Operator’s core network infrastructure. We do not have control over the service provision and is completed dependent on coverage, quality, reliability, service upgrades and network capacity supplied by our host network providers. Therefore, the provision of our services may be adversely affected by:-

(i) Damage or interruptions to Telecom Operator’s Digital Network;

(ii) System and network management, modification or maintenance, by Telecom Operator; or

(iii) Failure or obsolescence of Telecom Operator’s network infrastructure and/or related systems.

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

We depend significantly on our network of traditional dealers and distributors for sales or our products and services

Our mobile services will be principally sold through our cooperative distributor and a network of traditional dealers and distributors. Any dispute with them may disrupt sales and have an adverse effect on our operational and financial results.

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

Our telecom operation relies on a combination of trademarks, service marks and domain name registrations, common law copyright protection and contractual restrictions to establish and protect their intellectual property. Any third party may challenge our intellectual property. We may incur substantial costs in defending any claims relating to its intellectual property rights.

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

In view of the above, we rely on our competitive strengths to complete effectively in the Malaysian mobile telecommunications industry. As an MVNO, we will rely on our host network provider’s network infrastructure and thus do not need to incur significant amount of capital expenditure to set up network infrastructure. This in turn translates into lower breakeven for our costs. In view of lower capital expenditure, we are able to focus our financial resources towards penetrating new market segments faster. We also have flexibility in pricing and thus are able to respond to changing market demands fast without the need to obtain approvals from our host network providers.

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

Changes in laws, regulations or MCMC policy affecting our business activities and those of its competitors could adversely affect our financial condition or results of operations. In particularly, decision by the MCMC in the areas of the grant, amendment or renewal of licenses to us or third parties, if unfavourable to us, could adversely affect our financial condition and results of operations. There can be no assurance that the Ministry will not issue new or additional telecommunications licences to new or existing mobile operators whose services will compete with those offered by us.

We may be liable for our distributors’ actions

As our distributors are third parties, we have no control over their operations but we may be held accountable for their actions as they are deemed to be our agents or representatives.

Currently, liability for agent actions is limited to prepaid registration which is governed by MCMC’s guidelines on Registration of End-Users of Prepaid Public cellular Services (No. 1 and No. 2) and the Guidelines on Prepaid Registration (collectively “Prepaid Guidelines”). There is no guarantee that liabilities for agent actions will not be extended to other areas since the Ministry has the power to impose additional conditions.

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

RISKS RELATING TO MALAYSIA

Developments in Asia and globally may negatively impact our MVNO operation

The global economy though expanded at a modest pace in 2013 was riled with the increase in payroll tax and the automatic government spending cuts in US and the uncertainties emanating from the crisis in Cyprus. To a certain extent, the Malaysian economy was affected but was driven by the continued strong growth in domestic demand. The Malaysian economy expanded by 4.7% in 2013 (2012: 5.6%) with GDP recorded at 4.7% (2012: 5.6%).¹ Further adverse economic developments globally and in Asia could have a material adverse effect on the Group’s financial condition and results of operation.

1. As operators consider new growth opportunities in a widening digital society, they face increasing pressure to occupy new value chain roles that can help them cement customer relationships and drive incremental revenue growth. In a world where disruption is the new normal, operators should consider new ways of emulating the success of over-the-top (OTT) services while also making the most of new ecosystems supporting enterprise customers and Internet of Things services.

2. Operators’ ability to respond to new customer needs has never been under more scrutiny. In an age when customer demand scenarios are increasingly shaped by over-the-top (OTT) providers and web giants, operators are under pressure to shorten time to market for new services while engaging more proactively with partners and suppliers. Progress demands the transformation of both people and processes, with a focus on improving internal collaboration and overhauling legacy IT systems to create more customer-centric organizations.

Source: ey.com/telecommunications

[1] Bank Negara Malaysia Annual Report 2013

On the local front, the following headwinds in the telecommunication industry as opined by UOB Kay Hian, may impede near-term sector profitability: a) 2016 prepaid GST rebate likely to be shared between the government and telcos, b) aggressive data pricing significantly driving down data revenue amid inflated cost environment, and c) threat of a fourth mobile operator as TM gears up to launch its wireless product via P1 by 1H16.

Source: UOB KayHian - 04/03/2016

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

During the year and at the date of this report, we are operating at Level 7, Tower 7, Avenue 5, The Horizon Bangsar South, No.8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia with an area of 200 square feet at no costs. We use this premises on a monthly basis and pay no rent. We believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

On April 1, 2016 the Group signed a tenancy agreement for the corporate office at Level 17, Tower 2, Bank Rakyat Twin Towers, No. 33, Jalan Travers, 50470 Kuala Lumpur, Malaysia. Pursuant to the terms of the agreement, the Group lease the 7,537 sq. feet office for 3 years at a monthly rent of RM33,916.50 (approximately US$8,745).

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2015 was $0.01 per share.

Quarter	High	Low
------------------------	-------------	--------------

Fourth Quarter 2015	$0.0160	$0.0081
Third Quarter 2015	$0.0149	$0.0094
Second Quarter 2015	$0.0105	$0.0058
First Quarter 2015	$0.0200	$0.0064

Fourth Quarter 2014	$0.020	$0.001
Third Quarter 2014	$0.027	$0.010
Second Quarter 2014	$0.019	$0.008
First Quarter 2014	$0.025	$0.010

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

In 2014 and 2015, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2015, (i) the Company has issued 6,522,309 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 31,877,691 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES No repurchases of our Common Stock were made during the fourth quarter and during our fiscal year ended December 31, 2015.

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

Year ended December 31, 2015 compared with year ended December 31, 2014

Results of Operations

REVENUES

For the year ended December 31, 2015, the Group has realized revenue of $47,563 and cost of revenue of $40,228, achieving a gross profit of $7,335 from its continuing operations. For the year ended December 31, 2014, the Group has realized revenue of $4,216 and no cost of revenue, achieving a gross profit of $4,216 from its continuing operations. For the year ended December 31, 2015, the Group has realized revenue of $702,241 and a cost of revenue of $1,128,950 and sales discount of $71,382 achieving a gross loss of $498,091 from its business operations held for sale (Note 6). For the year ended December 31, 2014, the Group has realized revenue of $5,186,766 and a cost of revenue of $4,136,723 and sales discount of $851,916 achieving a gross profit of $198,127 from its business operations held for sale (Note 6).

OPERATING EXPENSES

For the year ended December 31, 2015, from our continuing operations, our gross profit was $7,335 and our total operating expenses were $106,722, all of which were selling, general and administrative expenses. We also had $271 in other income, $5,091,189 in gain from disposal of subsidiaries, $104,692 in impairment loss on goodwill, $160,000 in interest expenses and loss from our operations held for sales of $2,357,038 so that the net loss to our shareholders before non-controlled interests for the year ended December 31, 2015 was $2,475,035. This was in comparison to the year ended for the year ended December 31, 2014, from our continuing operations, our gross profit was $4,216 and our total operating expenses were $135,383, all of which were selling, general and administrative expenses. We also had $400,050 in write back of liabilities, $420,362 in gain from disposal of subsidiaries, $146,667 in interest expenses and loss from our operations held for sales of $4,002,463 so that the net loss to our shareholders before non-controlled interests for the year ended December 31, 2014 was $3,459,885.

For the year ended December 31, 2015, from our operation held for sale, our gross loss was $498,091 and our total operating expenses were $999,752, all of which were general and administrative expenses. We also had $207,616 in interest expenses, loss on foreign exchange of $722,031 and other income of $70,452 so that the net loss from our operations held for sale for the year ended December 31, 2015 was $2,357,038 (Note 6). This is in comparison to the year ended December 31, 2014, from our operation held for sale, our gross profit was $198,127 and our total operating expenses were $3,285,725, all of which were general and administrative expenses. We also had $345,000 in interest expenses, loss on foreign exchange of $583,712 and other income of $13,847 so that the net loss from our operations held for sale for the year ended December 31, 2014 was $4,002,463 (Note 6).

Liquidity and Capital Resources

As at December 31, 2015, the Company had cash and cash equivalents totaling $77,164. Also as at December 31, 2015, the Company’s total assets was $334,205 consisting of accounts receivables of $6,970, deposits and prepayments of $102,025, amount due from a relate party of $146,835 and fixed assets of $1,211. We also had current liabilities of $1,282,078 which were represented by $6,273 in accounts payables, $827,384 in other payables and accruals, $448,421 in amounts due to related parties as of December 31, 2015. We also had $2,000,000 in long-term shareholders loan as of December 31, 2015, making our total liabilities $3,282,078.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2016.

Liquidity and Capital Resources

There were no net cash provided by investing activities and financing activities in 2015 and 2014 from continuing operations. The Company intends to monitor the monthly cash outlays in the coming months and conserve cash until additional financing can be received through other funding. We recorded a net income for the year of $2,370,343 of which a gain in the amount of $5,091,189 was derived from the gain on disposal of subsidiaries. This is compared to net loss of $3,459,885 in the prior year.
At present the Company does not have sufficient cash resources, receivables and cash flow to provide for all general corporate operations in the foreseeable future. In 2015 the Company changed its focus from a prepaid MNVO business model to refocus to a post-paid business model. This new MVNO business model requires injection of funds for the development of its postpaid business. The Company will be required to raise further funds to meet its other liabilities and operation requirements to continue to operation in the future by i) selling its Common Stock ii) raise from the capital markets, or iii) sell additional assets.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2015, the Company has an accumulated deficits totaling $5,842,785 and its current liabilities exceed its current assets by $949,084. The Company has also experienced an operating loss in 2015 of $2,720,846 before the gain on disposal of subsidiaries of $5,091,189 (2014: a loss of $3,880,247).

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to develop and become a digital service provider under an MVNO platform in Malaysia. Failure to secure such financing, to raise additional equity capital and to develop its operations may result in the Company depleting its available funds and not being able pay its obligations.

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

Capital Expenditure Commitments

We had no material capital expenditures for the year ended December 31, 2015. However we expect to invest, subject to availability of funding, approximately $2,500,000 in capital expenditure over the next 12 month for the MVNO business.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the consolidated financial statements in our December 31, 2015 audited financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer, Andrew Hwan Lee, and our Chief Financial Officer, Mohd Suhaimi bin Rozali, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2015 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting as of December 31, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers during year 2015 and to the date of this report are as specified on the following table:

NAME	POSITION	APPOINTED / RESIGNED DURING THE YEAR
Andrew Hwan LEE	Non Executive Director
CHING Chiat Kwong	Non Executive Director	Resigned on February 5, 2015, and re-appointed on October 21, 2015
Abdul Fattah ABDULLAH	Non Executive Director	Appointed on October 21, 2015
Ahmad Shukri Abdul GHANI	Non Executive Director	Appointed on October 21, 2015
Mohd Suhaimi Bin ROZALI	Chief Financial Officer
Megat Radzman MEGAT KHAIRUDDIN	Executive Chairman	Resigned on May 12, 2015
Noor Azlan KHAMIS	Chief Executive Officer, President and Executive Director	Resigned on October 21, 2015
Azrinaz Mazhar HAKIM MAZHAR	Non Executive Director	Resigned on October 21, 2015

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

Mohd Suhaimi graduated from Universiti Teknologi Mara and started his career with Bank Bumiputra Malaysia Berhad, serving at its branches and in the commercial banking division. He later joined the public listed company, Idris Hydraulic (Malaysia) Bhd ("IHMB") in November 2000 and was part of the white knight's team that undertook the comprehensive corporate debt restructuring exercise of IHMB. Upon the completion of the restructuring exercise of IHMB, the white knight company, Idaman Unggul Berhad ("IUB") assumed the listing status of IHMB and was listed on the Main Board of Bursa Malaysia on November 2003. Mohd Suhaimi left IUB to join Transmission Resources Sdn. Bhd. in November 2005, before leaving Transmission Resources Sdn. Bhd. to set up his own company in February 2007. In December 2009, he joined ECE Technologies. Mohd Suhaimi is not an officer or director of any other reporting company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. The Committee has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these requirements, our Board of Directors examined the Committee’s definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four directors serving on our Board of which two are in the audit committee, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current audit committee members meet the qualification of an "audit committee financial expert", each of our audit committee members, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current audit committee members capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2015 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2015 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE

Name and principal position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	-------	--------	---------	----------	---------------	---------------	---------------	--------
Abdul Fattah Abdullah (2)	2015	-	-	-	-	-	-	-	-
	2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Ching Chiat Kwong (3)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Andrew Hwan Lee (4)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Ahmad Shukri Abdul Ghani (5)	2015	-	-	-	-	-	-	-	-
	2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Mohd Suhaimi Bin Rozali (6)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Megat Radzman Megat Khairuddin (7)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Noor Azlan Khamis (8)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Azrinaz MazharHakim Mazhar (9)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

(1)	Figures represent the year ended December 31 for the indicative years.
(2)	Abdul Fattah Abdullah was appointed as Non-Executive Director of the Company on October 21, 2015.
(3)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015 and was reappointed on October 21, 2015.
(4)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014.
(5)	Ahmad Shukri Abdul Ghani was appointed as Director on October 21 2015.
(6)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.
(7)	Megat Radzman was appointed as Executive Chairman and Director of the Company on January 31, 2014 and he resigned from both positions on May 12, 2015.
(8)	Noor Azlan was appointed as Director and Chief Executive Officer of the Company on January 31, 2014 and he resigned on October 21, 2015.
(9)	Azrinaz Mazhar was appointed as Non-Executive Director of the Company on January 31, 2014 and she resigned on October 21, 2015.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were issued and exercised by our executive officers or directors during the year ended December 31, 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Abdul Fattah Abdullah (1)	-	-	-	-	-	-	-	-	-
Ahmad Shukri Abdul Ghani(1)	-	-	-	-	-	-	-	-	-
Megat Radzman Megat Khairuddin (2)	-	-	-	-	-	-	-	-	-
Noor Azlan Khamis (3)	-	-	-	-	-	-	-	-	-
Andrew Hwan Lee (4)	-	-	-	-	-	-	-	-	-
Azrinaz Mazhar Hakim Mazhar (5)	-	-	-	-	-	-	-	-	-
Ching Chiat Kwong (6)	-	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (7)	-	-	-	-	-	-	-	-	-

(1)	Appointed as Directors on October 21, 2015.
(2)	Megat Radzman was appointed as Executive Chairman and Director of the Company on January 31, 2014 and he resigned from both positions on May 12, 2015.
(3)	Noor Azlan was appointed as Director and Chief Executive Officer of the Company on January 31, 2014.
(4)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014.
(5)	Azrinaz Mazhar was appointed as Non-Executive Director of the Company on January 31, 2014.
(6)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015.
(7)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.

Employment Agreements

In 2015, all the directors did not receive any salaries and did not have any employment contracts with the Group other than the directors indicated below.

Megat Radzman Megat Khairuddin, Noor Azlan Khamis and Azrinaz Mazhar Hakim Mazhar received monthly pay per their employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2015 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	--------------
Abdul Fattah Abdullah (1) (3)	-	-	-	-	-
Andrew Hwan, Lee(3) (5)	592,000,000	-	-	-	5.24%
Ahmad Shukri Abdul Ghani (3)(5)	500,000,000	-	-	500,000,000	4.42%
Chiat Kwong Ching (3)(5) 103, Sophia Road, Suites@Sophia, Singapore	8,943,609,664	-	-	8,943,609,664	79.10%
Rozali, Mohd Suhaimi (4) Lot 2158, Jalan Hassan, Kg Sungai Udang, 41250 Klang, Selangor, Malaysia	-	-	-	-	-
All officers and directors as a group (5 persons)	10,035,609,664	-	-	10,035,609,664	88.75%
New China Electronics Limited (1) (5)	6,430,134,431	-	-	6,430,134,431	56.87%

Notes:
(1)	Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o Median Group Inc. at Level 7, Tower 7, Avenue 5, the Horizon Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia.
(2)	For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 11,307,232,960 outstanding shares of our common stock and there was no options, warrants, and convertible notes outstanding entitling the holders to purchase any shares of our Common Stock owned by officers and/or directors of the Company.
(3)	A director of Company as at December 31, 2015.
(4)	An officer of Company as at December 31, 2015.
(5)	In September 2015, New China Electronics Limited (“New China”) a company wholly owned by Ching Chiat Kwong purchased 6,384,134,431 shares of Common Stock from Clixster Sdn Bhd (“CSB”), 550,000,000 shares of Common Stock from Azrinaz Mazhar Hakim, a former Director, 100,000,000 shares of Common Stock each from former Directors Noor Azlan Khamis and Megat Radzman Megat Khairuddin. After the purchase, (i) CSB, Azrinaz Mazhar Hakim, Noor Azlan Khamis and Megat Radzman Megat Khairuddin all held no shares of Common Stock and (ii) New China and Ching Chiat Kwong held 7,130,134,431 and 2,513,475,233 shares of Common Stock, respectively. On January 8, 2016, New China sold 350,000,000 shares of Common Stock each to our Directors Andrew Hwan Lee and Ahmad Shukri Bin Abdul Ghani. As at date of this report, New China held 6,430,134,431 and Ching Chiat Kwong held 2,513,475,233 for a combined holding of 8,943,609,664 shares or about 79.10% of Common Stock.

Changes in Control

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,000 and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2015 and 2014 were $6,000 and $6,000 respectively.

TAX FEES. For the fiscal years ended December 31, 2015 and December 31, 2014, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	April 22, 2016
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	April 22, 2016
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	April 22, 2016
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Ching Chiat Kwong	April 22, 2016
-----------------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	April 22, 2016
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer

Median Group Inc. and Subsidiary
Index to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Median Group Inc.

We have audited the accompanying consolidated balance sheets of Median Group Inc. and its subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficits and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Median Group Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong, China
April 22, 2016

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong
Tel: (852) 2573 2296 Fax: (852) 3015 3860	http://www.hkcmcpa.us

MEDIAN GROUP INC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

	Notes	December 31 2015	December 31 2014
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		77,164	-
Accounts receivables		6,970	-
Prepayments and deposits		102,025	4,538
Amount due from a related party	8	146,835	-
Assets of operations held for sale	6	-	7,389,418
		332,994	7,393,956

Non-current assets:
Fixed assets		1,211	-
		1,211	-

Total assets		334,205	7,393,956

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		6,273	-
Other payables and accruals	7	827,384	639,248
Amounts due to related parties	8	448,421	146,667
Liabilities of operations held for sale	6	-	12,289,736
Total current liabilities		1,282,078	13,075,651

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total long-term liabilities		2,000,000	2,000,000

Total liabilities		3,282,078	15,075,651

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2014: 11,307,232,960) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(5,842,785)	(9,140,232)
Accumulated other comprehensive income		2,331	414,748
Total Median Group Inc. stockholders' deficits		(3,065,224)	(5,950,254)
Non-controlling interest		117,351	(1,731,441)
Total stockholders’ deficits		(2,947,873)	(7,681,695)
Total liabilities and stockholders’ deficits		334,205	7,393,956

The accompanying notes are an integral part of these consolidated financial statements

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

		2015	2014
	Notes	US$	US$

Net revenue		47,563	4,216
Cost of revenue		(40,228)	-

Gross profit		7,335	4,216

Operating expenses:
Administration expenses		(106,722)	(135,383)
Total operating expenses		(106,722)	(135,383)

Operating loss from continuing operations		(99,387)	(131,167)

Other income / (expenses)
Other income		271	400,050
Gain on disposal of subsidiaries		5,091,189	420,362
Impairment loss on goodwill		(104,692)	-
Interest expenses		(160,000)	(146,667)

Income from continuing operations		4,727,381	542,578

Discontinued operations, net of tax	6	(2,357,038)	(4,002,463)

Net income/(loss)		2,370,343	(3,459,885)

Less: Net loss attributable to non-controlling interests		(927,104)	(1,472,908)

Net income/(loss) attributable to Median Group Inc.		3,297,447	(1,986,977)

Net income/(loss) per share attributable to Median Group Inc. shareholders – Basic and diluted
Continuing operations		0.00	(0.00)
Discontinued operations		0.00	(0.00)
		0.00	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	10,441,474,331

*	Weighted average number of shares used to compute basic and diluted loss per share for the year ended December 31, 2015 and 2014 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
.CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

		2015	2014
	Notes	US$	US$

Net income/(loss)		2,370,343	(3,459,885)

Other comprehensive income, net of tax
Foreign currency translation gain		602,020	409,041
Release of exchange reserve arising from disposal of subsidiaries		(758,206)	(82,615)
Total comprehensive income/(loss)		2,214,157	(3,133,459)
Less: Net loss attributable to non-controlling interests		(927,104)	(1,472,908)
Less: Other comprehensive income attributable to non-controlling interests – foreign currency translation gain		256,231	150,232
Total comprehensive income/(loss) attributable to Median Group Inc.		2,885,030	(1,810,783)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders' Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2014(restated)	11,307,232,960	2,775,230	238,554	(7,153,255)	(493,624)	(4,633,095)

Other comprehensive income:
Foreign currency translation loss	-	-	258,809	-	150,232	409,041
Release of exchange reserves arising from disposal of subsidiaries	-	-	(82,615)	-	84,859	2,244
	-	-	176,194	-	235,091	411,285
Net loss for the year	-	-	-	(1,986,977)	(1,472,908)	(3,459,885)
Total comprehensive income/(loss) for the year	-	-	176,194	(1,986,977)	(1,237,817)	(3,048,600)

Balance at December 31, 2014	11,307,232,960	2,775,230	414,748	(9,140,232)	(1,731,441)	(7,681,695)

Other comprehensive income:
Foreign currency translation loss	-	-	345,789	-	256,231	602,020
Release of exchange reserves arising from disposal of subsidiaries	-	-	(758,206)	-	(255,946)	(1,014,152)
	-	-	(412,417)	-	285	(412,132)
Net income/(loss) for the year	-	-	-	3,297,447	(927,104)	2,370,343
Total comprehensive (loss)/income for the year	-	-	(412,417)	3,297,447	(926,819)	1,958,211

Non-controlling interest from disposal of subsidiaries	-	-	-	-	2,648,522	2,648,522
Non-controlling interest from acquisition of a subsidiary	-	-	-	-	127,089	127,089

Balance at December 31, 2015	11,307,232,960	2,775,230	2,331	(5,842,785)	117,351	(2,947,873)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
	US$	US$

Cash flows from operating activities:
Net income / (loss)	2,370,343	(3,459,885)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Impairment loss on goodwill	104,692	-
Changes in asset and liabilities
Increase in assets:
Accounts receivables	(6,970)	-
Prepayments and deposits	(81,962)	(4,538)
Amount due from a related party	(146,835)	-
(Decrease)/increase in liabilities:
Asset of operations held for sale – net liabilities and comprehensive income	(2,667,243)	3,191,466
Accounts payables	6,273	-
Other payables and accruals	(851,859)	(284,995)
Amounts due to related parties	431,485	146,667
Net cash used in operating activities	(842,076)	(411,285)

Cash flows from investing activities
Purchase of fixed assets	(1,211)	-
Cash from acquisition of subsidiary	917,136	-
Net cash generated from investing activities	915,925	-

Effect of exchange rate in comprehensive income	3,315	411,285
Net increase in cash and cash equivalents	77,164	-
Cash and cash equivalents - net, beginning	-	-

Cash and cash equivalents - net, ending	77,164	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1	ORGANIZATION

Median Group Inc. (the "Company") is a Texas corporation, incorporated on October 1, 2002.

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

On January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. (“CMSB”), a company incorporated in Malaysia in exchange of 10,193,609,664 shares of common stock of the Company. CMSB is a mobile virtual network provider and principally engaged in providing cellular and mobile broadband services in Malaysia. CMSB was treated as the acquirer for accounting purpose since the original stockholders of CMSB owned a majority (85%) of the shares of the Company’s common stock immediately following the completion of the transaction. CMSB was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (CMSB). Historical stockholders’ equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the Company and its subsidiaries.

During the year, on July 28, 2015, the Company disposed of its 63.2% of CMSB to refocus the business of the Group to sell post-paid rather than prepaid telecom services for the mobile network virtual operator (“MNVO”) operation, with a gain of approximately $5 million.

As announced in a Form 8K on December 16, 2015 on December 11, 2015 the Company acquired a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”) for the provision of telecom services to members of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). Further details can be found in Note 13 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa. Our director Ahmad Shukri Abudl Ghani is a 30% shareholder of NIMC. MyAngkasa is a shareholder of the Company holding 50 million shares or about 0.44% of the issued share capital of the Company.

NOTE 2	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2015, the Company has an accumulated deficits totaling $5,842,785 and its current liabilities exceed its current assets by $949,084. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Median Group Inc. ("MGI" or the "Registrant"), a public traded and holding company was incorporated under the laws of the State of Texas in October 2002.

All references that refer to (the "Company" or "MGI" or "we" or "us" or "our") are to MGI, and its wholly or majority owned subsidiaries unless otherwise differentiated. The Company was engaged in the business of provision of telecom services and consultancy services.

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

During the year, on July 28, 2015 and August 3, 2015 we completed the sale of our pre-paid telecom operation and the electronics trading operation (the “Disposed Business”). As a result in this year, we reported the operating results of the Disposed Business as Discontinued Operations – Net of Tax in the consolidated statement of income in all periods presented. In addition, the assets and liabilities associated with these businesses are reported as Asset of Operations Held for Sale and Liabilities of Operations Held For Sale in the consolidation balance sheets (refer to Note 6).

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2015 include the financial statements of the Company and its wholly owned subsidiary Alpha Sunray Sdn. Bhd. and its 51% subsidiary Naim Indah Mobile Communication Sdn. Bhd. During the year, the Company disposed the its subsidiary companies namely its 63.2% subsidiary in Clixster Mobile Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the consolidated statement of operation for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the consolidated balance sheet.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss or net profit by the weighted average number of shares of common stock outstanding during the year. Diluted loss and profit per common share for the years ended December 31, 2015 and 2014, respectively are not presented as it would be anti-dilutive.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Trade Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company recorded no (2014: Nil) allowance for doubtful accounts for the years presented.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level.

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

Prepaid telecom revenues are collected by its distributors and/or resellers through the sale of our branded prepaid or reload cards, which are sold in a form of SIM/reload cards to its final customers through its distributors and/or resellers. The sale of SIM, prepaid or reload cards is recognized as revenue when the products are delivered to its distributors and/or resellers, based upon their request. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired cards are recognized as revenue upon expiration of cards.

Cost of revenue

Cost of revenue consists primarily of cost of SIM and prepaid/reload cards, telecommunication services and traffic charges which are directly attributable to the delivery of telecom service upon the activation of prepaid and/or reload cards.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Foreign Currency Translation

The accounts of the Company's Hong Kong, and Malaysia subsidiaries are maintained, in the local currencies of their respective countries namely Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 “Comprehensive Income”. As of December 31, 2015 and 2014, the accumulated comprehensive income was $2,331 and $414,748, respectively.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the years ended December 31, 2015 and 2014.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock

On January 31, 2014, the Company issued 10,093,609,664 shares of its common stock in consideration of the acquisition of 63.2% equity interests in Clixster Mobile Sdn. Bhd. (Note 1), whose share are retrospectively restated under the method of reverse accounting.

As at December 31, 2015 and 2014, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

NOTE 5	STOCK OPTIONS

Stock Options

The Company adopts ASC 718 “Compensation – Stock Compensation” and requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

2007 Stock Incentive Plan

On February 19, 2007, the Company adopted the 2007 Stock Incentive Plan allowing for the awarding of options to acquire shares of common stock. This plan provides for the grant of incentive stock options to key employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

On March 8, 2007, the Company registered 38,400,000 shares underlying stock options under the 2007 Stock Incentive Plan with the SEC pursuant to a registration statement on Form S-8.

During the year 2007 to 2013, the Company had issued a total of 6,522,309 shares to its staff and consultants for their service provided.

For the year ended December 31, 2014, the Company did not issue any stock option under the 2007 Stock Incentive Plan.

As at December 31, 2015, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

During the year, the Company sold its subsidiaries namely its 63.2% subsidiary Clixster Mobile Sdn. Bhd. on July 28, 2015 and its 50% subsidiary ATC Marketing Limited on August 3, 2015 (the “Disposed Subsidiaries”) containing its MVNO business and electronics trading company to an independent third party buyer. The buyer paid $8,500 and the assuming of debts without recourse in the Disposed Subsidiaries which resulted in a gain of $5,091,189 to the Company. As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations – net of tax:

	Year ended December 31
	2015	2014
	US$	US$

Net revenue	702,241	5,186,766
Less: sales discount	(71,382)	(851,916)
Cost of revenue	(1,128,950)	(4,136,723)
Gross (loss)/profit	(498,091)	198,127
Administrative expenses	(999,752)	(3,285,725)
Selling and distribution expenses	-	-
Loss from operations	(1,497,843)	(3,087,598)
Other income / (expenses)
Foreign exchange gain	(722,031)	(583,712)
Other income	70,452	13,847
Interest expenses	(207,616)	(345,000)
Loss from discontinued operations before taxation	(2,357,038)	(4,002,463)
Taxation	-	-
Loss from discontinued operations	(2,357,038)	(4,002,463)

The following table provides the components of assets and liabilities of operations held for sale:

	December 31 2015	December 31 2014
	US$	US$
Current assets:
Cash and cash equivalents	-	21,245
Trade receivables	-	445,959
Prepayments, deposit and other receivables	-	801,721
Due from related parties	-	5,764,813
Inventories	-	32,007
Property and equipment, net	-	313,673
Assets of operations held for sale	-	7,389,418

Trade payables	-	1,214,890
Other payables and accruals	-	480,130
Due to related parties	-	1,555,907
Term loans – non-current	-	9,038,809
Liabilities of operations held for sale	-	12,289,736

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any years presented.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	2015	2014
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	417,384	229,248
	827,384	639,248

NOTE 8	AMOUNTS DUE FROM/TO RELATED PARTIES

	2015	2014
	US$	US$

Amount due from a related party, a director of the Company
- Non-trade	146,835	-

Amounts due to related parties:
- Trade	-	-
- Non-trade	448,421	146,667
	448,421	146,667

The amount due from a related party, a director of the Company, is unsecured, non-interest bearing and repayable on demand.

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	2015	2014
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is unsecured and repayable on November 25, 2017, and bears interest of 8% per annum. The accrued interest for the year ended December 31, 2015 was $306,667.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 10	RELATED COMPANY TRANSACTIONS

For the year ended December 31, 2015, the Company paid $20,439 (2014: $161,965) to its directors and its officers remuneration for their services provided to the Company.

For the year ended December 31, 2015 the Company (through its operations held for sale) had $23,290 (2014: $1,222,967 in sales) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

For the year ended December 31, 2015 the Company did not purchased any telecom services (2014: $3,334,313) from a related company. The terms of trade were negotiated at arms-length.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory notes bear interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During this fiscal year, on July 28, 2015, this Group company was disposed of together with these promissory notes, and the Group was no longer liable for these promissory notes as a result. During the year ended December 31, 2015 (up to the date of disposal) the Group company recorded $207,616 (2014: $345,000) in interest expenses relating to these promissory notes.

NOTE 11	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2015, since the Company and its subsidiaries had significant net operating loss for taxation purposes.

For the years ended December 31, 2015 and 2014, the Company and its subsidiaries incurred net operating results for tax purposes of approximately loss of $234,093 and a loss of $28,105, respectively. Total net operating losses carry forward as at December 31, 2015 and 2014, (i) for Federal and State purpose were $11,712,918 and $11,478,825, respectively and (ii) for its entities outside of the United States had $28,105 and $16,620 respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2015. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at December 31, 2015 and 2014 was approximately $5,012,008 and $4,913,524, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has not concluded all U.S. federal income tax matters for the years through fiscal 2015, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2015 and 2014. The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $410,000 at December 31, 2015 (2014: $410,000).

A reconciliation between the income tax computed at the Malaysia and Hong Kong statutory rate and the Company’s provision for income tax is as follows:

	2015	2014

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

As of December 31, 2015 and 2014, there were no material deferred tax assets or liabilities to be recognized.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2015 and 2014 the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

	2015	2015	2015	2014	2014	2014
	Revenue	Percentage of Revenue	Trade accounts Receivable	Revenue	Percentage of Revenue	Trade accounts Receivable
	US$		US$	US$		US$
Customer A	-	-	-	4,216	100%	-
Customer B	26,546	55.81%	-	-	-	-
Customer C	21,017	44.19%	6,970	-	-	-
Total:	47,563	100%	6,970	4,216	100%	-

(b)	Major vendors

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

The Company’s interest-rate risk arises from shareholder loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2015 and 2014, shareholder loan was at fixed interest rate.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 13	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)

As announced in a Form 8K on December 16, 2015 on December 11, 2015 the Company acquired a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. Our director Ahmad Shukri Abudl Ghani is a 30% shareholder of NIMC.

Our subsidiary Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”) has an exclusive business partnership agreement (“Exclusive Agreement”) with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”), a wholly owned company of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). The Exclusive Agreement has a fix term of 5 years ending in August 2020 and subject to renewal by mutual consent. Pursuant to this agreement, MyAngkasa agrees to use NIMC’s services under the trade name of “Median Mobile” products to co-operatives and members of the co-operatives under Angkasa and to exclusively appoint NIMC as the official mobile telecommunication services based on MVNA platform to Angkasa members. MyAngkasa agrees to undertake to deliver certain number of subscribers for pre/post-paid services (“Targeted Subscribers”) for each year. In return, NIMC agrees to a profit share scheme whereby MyAngkasa will receive RM100,000 (or about US$24,000) for the first financial year of the contract, and for each financial year thereafter the higher of RM500,000 (or about US$120,000) and a set percentage of NIMC’s net annual profit after tax, less any unapplied accumulative losses brought forward from previous years. If the Targeted Subscribers are not achieved for any each then the set percentage to be applied will be the pro-rate of the actual subscribers to the Targeted Subscribers for that year.

NOTE 14	ACQUISITION OF A SUBSIDIARY

On December 11, 2015, the Company completed the acquisition of 51% interest in Naim Indah Mobile Communication Limited (“NIMC”) for a cash consideration of $231,781.

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

US$
Acquired assets:
Cash and cash equivalents	917,136
Prepayments, deposit and other receivables	15,525
Due from related party	129,731
Goodwill (1)	104,692
1,167,084

Less: Assumed liabilities:
Other payables and accruals	(808,214)
Non-controlling interest	(127,089)
Net assets acquired	231,781

Total purchase price allocated	231,781

(1)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible assets acquired, which is not deductible for tax purposes and is fully provided for impairment loss at December 31, 2015.

No revenue was generated during the period and the loss for the period was $70,315. The operating results of NIMC are not material for proforma disclosure.

NOTE 15	SUBSEQUENT EVENTS

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

(a)

On April 1, 2016 the Group signed a tenancy agreement for the corporate office at Level 17, Tower 2, Bank Rakyat Twin Towers, No. 33, Jalan Travers, 50470 Kuala Lumpur, Malaysia. Pursuant to the terms of the agreement, the Group lease the 7,537 sq. feet office for 3 years at a monthly rent of RM33,916.50 (approximately US$8,745).