Form 10-Q
period 2016-03-31
China Media Group CORP
filed 2016-05-05
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

(Formerly China Media Group Corporation)

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

Tel: +603 2242 3995 Fax: +603 2242 4317

-------------------------------------------------

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

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of April 15, 2016 was 11,307,232,960 shares of Common Stock, no par value.

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

As used in this quarterly report, the terms "we", "us", "our", "MGI", and "the Company" mean Median Group Inc. and its subsidiaries unless otherwise indicated.

PART I

Item 1.	Condensed Consolidated Financial Statements

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Audited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

		March 31 2016	December 31 2015
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		13,108	77,164
Accounts receivables		-	6,970
Prepayments and deposits		67,146	102,025
Amount due from a related party	8	240,753	146,835
Total current assets		321,007	332,994

Non-current assets:
Fixed assets		1,211	1,211
		1,211	1,211
Total assets		322,218	334,205

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		-	6,273
Other payables and accruals	7	845,472	827,384
Amounts due to related parties	8	591,464	448,421
Total current liabilities		1,436,936	1,282,078

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,436,936	3,282,078

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2015: 11,307,232,960) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(5,990,034)	(5,842,785)
Accumulated other comprehensive (loss)/income		(1,337)	2,331
Total Median Group Inc. stockholders' deficits		(3,216,141)	(3,065,224)
Non-controlling interest		101,423	117,351
Total stockholders’ deficits		(3,114,718)	(2,947,873)
Total liabilities and stockholders’ deficits		322,218	334,205

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

		Three Months Ended 31 March
		2016	2015
	Notes	US$	US$
Net revenue		20,897	-
Cost of revenue		(13,618)	-

Gross profit		7,279	-

Operating expenses:
Administration expenses		(141,048)	(7,155)
Selling and distribution expenses		-	-
Total operating expenses		(141,048)	(7,155)

Operating loss from continuing operations		(133,769)	(7,155)

Other income / (expenses)
Other income		465	-
Finance charges		(80)	-
Interest expenses		(40,000)	(40,000)

Loss from continuing operations		(173,384)	(47,155)

Discontinued operations, net of tax	6	-	(1,293,660)

Net loss		(173,384)	(1,340,815)

Less: Net loss attributable to non-controlling interests		(26,135)	(476,067)

Net loss attributable to Median Group Inc.		(147,249)	(864,748)

Net loss per share attributable to Median Group Inc. shareholders – Basic and diluted
Continuing operations		(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)
		(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2016 and 2015 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

		Three Months Ended 31 March
		201	6	2015
	Notes	US$		US$

Net loss		(173,384)		(1,340,815)

Other comprehensive income, net of tax
Foreign currency translation gain		6,539		268,258
Total comprehensive loss		(166,845)		(1,072,557)
Less: Net loss attributable to non-controlling interests		(26,135)		(476,067)
Less: Other comprehensive income attributable to non-controlling interests – foreign currency translation gain		10,207		97,748
Total comprehensive loss attributable to Median Group Inc.		(150,917)		(694,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders' (Deficits) / Equity
	US$	US$	US$	US$	US$	US$

Balance at January 1, 2016 (Audited)	11,307,232,960	2,775,230	2,331	(5,842,785)	117,351	(2,947,873)
Other comprehensive income – foreign currency translation (loss)/gain	-	-	(3,668)	-	10,207	6,539
Net loss for the period	-	-	-	(147,249)	(26,135)	(173,384)

Balance at March 31, 2016	11,307,232,960	2,775,230	(1,337)	(5,990,034)	101,423	(3,114,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31
	2016	2015
	US$	US$
Cash flows from operating activities:
Net loss	(173,384)	(1,340,815)
Changes in assets and liabilities
Decrease/(increase) in assets:
Accounts receivables	6,970	-
Prepayments and deposits	34,879	3,960
Amounts due from related party	(93,918)	-
(Decrease)/ increase in liabilities:
Accounts payable	(6,273)	-
Asset of operations held for sale – net liabilities	-	1,028,042
Other payables and accruals	18,088	555
Net cash used in operating activities	(213,638)	(308,258)

Cash flows from investing activities	-	-

Cash flows from financing activities :
Amounts due to related parties	143,043	40,000
Net cash provided by financing activities	143,043	40,000

Effect of exchange rate in comprehensive income	6,539	268,258
Net decrease in cash and cash equivalents	(64,056)	-
Cash and cash equivalents - net, beginning	77,164	-

Cash and cash equivalents - net, ending	13,108	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

The Group is engaged in the distribution of electronics and light appliances and the marketing and distribution of convergent devices and the consultancy of resources management. During the period, the Group derived its revenue from telecom services.

On January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, ATeam Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the “Disposed Subsidiaries”) containing its light appliances distribution business and advertising business in China.

On January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. (“CMSB”), a company incorporated in Malaysia. CMSB is a mobile virtual network provider and principally engaged in providing cellular and mobile broadband services in Malaysia.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company Form 10-K filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended March 31, 2016 include the financial statements of the Company and its wholly owned subsidiary Alpha Sunray Sdn. Bhd and its 50.001% equity interest subsidiary NAIM INDAH Mobile Communications Sdn. Bhd (“NIMC”). In the prior year the Company disposed its subsidiary companies namely its 63.2% subsidiary in Clixster Mobile Sdn. Bhd and its 50% subsidiary ATC Marketing Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of operation for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended March 31, 2016 and 2015 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended March 31, 2016.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of March 31, 2016, the comprehensive loss was $1,337.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2016, the Company has incurred an accumulated deficits totaling $5,990,034 and its current liabilities exceed its current assets by $1,115,929. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
As of March 31, 2016, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

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

In 2014 and 2015, the Company did not issue any share options under the 2007 Plan.

As at March 31, 2016 and December 31, 2015, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Plan.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

In the prior year, the Company sold its subsidiaries namely its 63.2% subsidiary Clixster Mobile Sdn. Bhd. on July 28, 2015 and its 50% subsidiary ATC Marketing Limited on August 3, 2015 (the “Disposed Subsidiaries”) containing its MVNO business and electronics trading company to an independent third party buyer. The buyer paid $8,500 and the assuming of debts without recourse in the Disposed Subsidiaries which resulted in a gain of $5,091,189 to the Company. As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations – net of tax:

	Three months ended March 31
	2016	2015
	US$	US$

Net revenue	-	639,380
Less: sales discount	-	(65,670)
Cost of revenue	-	(561,064)
Gross profit	-	12,646
Administrative expenses	-	(736,805)
Loss from operations	-	(724,159)
Other expenses
Foreign exchange loss	-	(469,577)
Other expense	-	(9,924)
Interest expenses	-	(90,000)
Loss from discontinued operations before taxation	-	(1,293,660)
Taxation	-	-
Loss from discontinued operations	-	(1,293,660)

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any periods presented.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31 2016	December 31 2015
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	435,472	417,384
	845,472	827,384

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	March 31 2016	December 31 2015
	US$	US$

Amount due from a related party, a director of a subsidiary company
- Non-trade	240,753	146,835

Amounts due to related parties:
- Trade	-	-
- Non-trade	591,464	448,421
	591,464	448,421

The amount due from a related party, a director of a subsidiary company, is unsecured, non-interest bearing and repayable on demand.

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	March 31 2016	December 31 2015
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2017, and bears interest of 8% per annum. The accrued interest for the three months ended March 31, 2016 was $40,000 (2015: $40,000).

NOTE 10	RELATED PARTY TRANSACTIONS

For the three months period ended March 31, 2016, the Company paid no remuneration (2015: $18,622) to its directors and its officers for their services provided to the Company.

For the three months period ended March 31, 2016 the Company paid no rebate (2015: $ 201,212) for telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

In a prior year, a Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the 3 months ended March 31, 2015 the Group company recorded $90,000 in interest expenses relating to these promissory notes. On July 28, 2015, this Group company was disposed together with these promissory notes, and the Group was no longer liable for these promissory notes as a result.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	INCOME TAXES

No provision was made for income tax for the three months ended March 31, 2016 and 2015, since the Company and its subsidiaries had significant net operating loss. In the three months ended March 31, 2016 and 2015, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $173,384 and $0,356, respectively. Total net operating losses carry forward as at March 31, 2016 and 2015, (i) for Federal and State purpose were $11,761,918 and $11,523,939, respectively and (ii) for its entities outside of the United States $152,489 and $78,483. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at March 31, 2016 and December 31, 2015 was approximately $5,067,280 and $4,945,148 respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2016	2015

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)

As announced in a Form 8K on December 16, 2015 on December 11, 2015 the Company acquired and a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. Our director Ahmad Shukri Abdul Ghani is a 30% shareholder of NIMC.

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

MEDIAN GROUP INC
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

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

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC is a newly established MVNO holding all the necessary licenses to operate as an MNVO. Currently, we are in advance discussion with a Malaysian telecom operator to roll out our MVNO services. It is planned that the roll out will commence in July 2016

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available. The revenue generated from the telecom services during this quarter is $20,897.

OUR BUSINESS REVIEW AND FUTURE STRATEGY. The Group has 3 business units namely “Advertising”, “Products and Services” and “Telecommunication and Mobile Computing”. The management has determined to only focus our business in the Telecommunications and Mobile Computing business unit going forward, and have the Advertising and Products and Services business units remain inactive until viable business opportunities are presented.

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

In the fiscal year 2015, the Group restructured its business to focus on mobile digital business and becoming a digital service provider. In December 2015, the Group acquired Naim Indah Mobile Communication Sdn Bhd which has an exclusive business partnership agreement (“Exclusive Agreement”) with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”), a wholly owned company of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). MyAngkasa is the business development and sales/marketing entity of Angkasa which is the representative of 12,000 cooperatives with 7.4 million active members in Malaysia. MyAngkasa owns and operates a network of payment terminals that offer services and products to subscribers and customers for the purchase of prepaid top-ups, postpaid ticketing, online transaction services, registration, loyalty point programs and bill payment collections via internet banking, mobile banking, mobile payment and electronic data capture (EDC) terminals. Under this contract, both parties agree to implement the brand “MyAngkasa” mobile telecommunications program based on NIMC’s Mobile Virtual Network Aggregator (MVNA) platform that includes the provision of mobile telecommunication services to co-operative and members of the co-operatives under Angkasa as registered Pre/Post-Paid subscribers of NIMC services. MHSB will undertake to market and sale to its members for NIMC’s post-paid mobile phone services. The Group views this as a strategic anchor customer that will provide the subscriber base to roll out its telecom services, focusing in post-paid customer.

We shall focus on the business of providing mobile digital service under the MVNA platform across South East Asian countries. NIMC is poised to be one of the first MVNA that specifically catered for these markets, operating as a digital service provider (DSP). A digital service provider applies the principles of Internet service delivery, meaning its delivery architecture is integrated, seamless, intelligent, automated, simple and in real time.

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

The first challenge to become a digital service provider involves a change in the mindset and culture; we need to view ourselves not as a communication service provider but as a genuine digital competitor. We need to shift away from serving as a channel and toward creating a platform, and the way for us to capitalize on the opportunities in the digital services domain and its associated revenue is to build our business as a digital service provider. Our journey towards becoming a DSP has progressed well over the recent months where we are building a solid eco-system that will enable us to offer attractive and disruptive services to the market.

Key Business Focus: White label MVNOs

NIMC white label MVNO program allows corporations and organizations to offer more than just prepaid and post-paid mobile services, including voice, data, SMS and mobile broadband at a minimum upfront set-up cost. With the white-label program, NIMC is helping companies to grow their additional revenue and profits in their segment by expanding their reach and exposure.

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

NIMC’s first white label customer is the National Co-operatives Organization (Angkasa) targeting the co-operative sectors. NIMC is currently negotiating with at least 4 other corporations as potential clients under the white label program. We know that success in the wireless business depends on a strong, agile and flexible platform that integrates new and innovative solutions. The solutions that count are those that allow the white label MVNOs to position them in such a way that the customer receives a seamless white label experience.

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

The system is required to provide a real-time unified charging across all services and devices, and payment methods with differentiated service offerings with a quick time-to-market advantage to allow NIMC to quickly capitalize and execute on market opportunities. Our BSS platform combines payment methods, with ‘on demand’ payments for our services and recurring subscription models for others.

*	Online charging system (OCS) is the central system that governs all subscribers’ charging and rating. It is a system that allows an operator to charge their customers, in real time, based on event or session service usage.
*	Policy & Charging Rules Function (PCRF), a software component designated in real-time to determine policy rules that accesses subscriber databases and other specialized functions, such as a charging system PCRF supports the creation of rules and then automatically making policy decisions for each subscriber active on the network.
*	Business Support Systems (BSS) are the components that we use to run its business operations towards customers. Together with operations support systems (OSS), these are used to support various end-to-end telecommunication services. BSS and OSS have their own data and service responsibilities.
*	Enterprise Resource Planning (ERP) is a system that handles all essential business functions such as accounting, HR, sales, marketing, service, warehousing, and more on cloud. The cloud-based system provides a complete visibility and better control for us to run our end-to-end business processes professionally.

We are now at the final stage of negotiating the purchase of these systems from the respective solution providers. We expect to complete the deployment of these robust systems by the end of Q3.

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

In view of all the above-mentioned prospects and expansion indicators, the telecommunication industry is looking ahead with various ICT and data driven opportunities where new services will emerge to fulfil the digital lifestyle that inevitably forms a significant part of the future.

¹ Malaysia Economic Report 2015/2016 ² Digital Media Services Will Drive Next Generation Non-Data Service Revenues for Malaysia Telcos - Frost and Sullivan December 8, 2015.

Read more: http://www.theborneopost.com/2015/03/16/malaysias-telco-sector-still-likely-to-see-challenges-in-the-medium-term-analysts/#ixzz3n5gZbILzThe

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

We have cash and cash equivalents of $13,108 as of March 31, 2016; a decrease of about 83% from the previous year end of December 31, 2015. In the opinion of management, the current funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2015

REVENUES.

For the three months period ended March 31, 2016, the Group derived $20,897 in revenue, $13,618 in cost of revenue and therefore had $7,279 in gross profit from its continuing operations. For the three months period ended March 31, 2016 the Group did not realized any revenue, cost of revenue and sales discount, thus achieving no gross profit from its operations held for sale (Note 6).

For the three months ended March 31, 2015, the Group did not derive any revenue, cost of revenue and therefore had no gross profit from its continuing operations. For the three months period ended March 31, 2015, the Group realized revenue of $639,380, cost of revenue of $561,064 and sales discount of $65,670, achieving a gross profit of $12,646 from its operations held for sale (Note 6).

OPERATING EXPENSES.

For the three month period ended March 31, 2016, from our continuing operation we had $7,279 in gross profit and our total operating expenses were $141,048, all of which were selling, general and administrative expenses. We also had $465 in other income, $80 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from continuing operation for the three months period ended March 31, 2016 was $173,384. This was in comparison in the three months period ended March 31, 2015, we had no gross profit and our total operating expenses were $7,155, all of which were selling, general and administrative expenses. We also had $40,000 in interest expenses so that the net loss to our shareholders from continuing operation for the three months period ended March 31, 2015 was $47,155.

We had no operation held for sales for the three months period March 31, 2016. As a result for the three months period ended March 31, 2016 we had a loss of $173,384 attributable to our shareholders before non-controlled interests. This was in comparison for the three month period ended March 31, 2015, from our operation held for sale, our gross profit was $12,646 and our total operating expenses were $736,805 all of which all were selling, general and administrative expenses. We also had $469,577 in foreign currency exchange loss, $9,924 in other expense and $90,000 in interest expenses so that the net loss to our shareholders from operation held for sale for the three months period ended March 31, 2015 was $1,293,660 (Note 6). As a result for the three months ended March 31, 2015, we had a net loss of $1,340,815 attributable to our shareholders before non-controlled interests.

Liquidity and Capital Resources

As at March 31, 2016, the Company had $13,108 in cash and the other current assets consisted of $67,146 in prepayments and deposits and $240,753 in amount due from a related party. The Company also had $1,211 in fixed assets. Therefore our total assets was $322,218 as of March 31 2016. We also had current liabilities of $1,436,936 which were represented by $845,472 in other payables and accruals, $591,464 due to related parties. We also had $2,000,000 in long-term shareholders loan as at March 31, 2016, making our total liabilities $3,436,936.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2016.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2016 the Company incurred net losses of $173,384 and has accumulated losses of $5,990,034 as at March 31, 2016. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing the MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner as the Company did not have proper staffing of accounting personnel, including part time staff, to prepare the accounts in timely manner. However, this deficiency has since been rectified as we have now staffed 4 accountants in our accounting department to ensure that our financial reporting will be prepared and presented timely. Except for the staffing of the accounting department noted above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	May 5, 2016
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	May 5, 2016
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	May 5, 2016
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Ching Chiat Kwong	May 5, 2016
-----------------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	May 5, 2016
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer