Form 10-Q
period 2016-06-30
China Media Group CORP
filed 2016-08-19
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Lot 17-01, Level 17, Tower 2, Bank Rakyat Twin Tower, No.33 Jalan Rakyat 50470, Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

Tel: +603 2716 4195    Fax: +603 2716 4194

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

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of July 15, 2016 was 11,307,232,960 shares of Common Stock, no par value.

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

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Audited)

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2016 and 2015

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended 30 June 2016

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

		June 30 2016	December 31 2015
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		4,878	77,164
Accounts receivables		-	6,970
Prepayments and deposits		95,715	102,025
Amount due from a related party		236,049	146,835
		336,642	332,994

Non-current assets:
Fixed assets		196,736	1,211
		196,736	1,211

Total assets		533,378	334,205

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		-	6,273
Other payables and accruals	7	1,072,442	827,384
Amounts due to related parties	8	675,253	448,421
Total current liabilities		1,747,695	1,282,078

Long-term debts:
Long term loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,747,695	3,282,078

Commitments and contingencies	12

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2015: 11,307,232,960) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(6,041,521)	(5,842,785)
Accumulated other comprehensive income		(1,240)	2,331
Total Median Group Inc. stockholders' deficits		(3,267,531)	(3,065,224)
Non-controlling interest		53,214	117,351
Total stockholders’ deficits		(3,214,317)	(2,947,873)
Total liabilities and stockholders’ deficits		533,378	334,205

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

		Three Months Ended June 30		Six Months Ended June 30
		2016	2015	2016	2015
	Note	US$	US$	US$	US$

Net Revenue		12,479	-	33,376	-
Cost of revenue		(11,231)	-	(24,849)	-

Gross profit		1,248	-	8,527	-

Operating expenses:
Administration expenses		(57,335)	(9,787)	(198,383)	(16,942)
Selling and distribution expenses		-	-	-	-
Total operating expenses		(57,335)	(9,787)	(198,383)	(16,942)

Operating loss from continuing operations		(56,087)	(9,787)	(189,856)	(16,942)

Other income / (expenses)
Other income		53	-	518	-
Finance charges		(77)	-	(157)	-
Interest expenses		(40,000)	(40,000)	(80,000)	(80,000)

Loss from continuing operations		(96,111)	(49,787)	(269,495)	(96,942)
Discontinued operations, net of tax	6	-	(891,273)	-	(2,184,933)
Net loss		(96,111)	(941,060)	(269,495)	(2,281,875)
Less: Net loss attributable to non-controlling interests		(44,624)	(464,933)	(70,759)	(941,060)
Net loss attributable to Median Group Inc.		(51,487)	(476,127)	(198,736)	(1,340,815)

Net loss per share attributable to Median Group Inc. Shareholders – Basic and diluted
Continuing operations		(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
		(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	11,307,232,960	11,307,232,960	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and six months ended June 30, 2016 and 2015 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

		Three Months Ended June 30		Six Months Ended June 30
		2016	2015	2016	2015
	Note	US$	US$	US$	US$

Net loss		(96,111)	(941,060)	(269,495)	(2,281,875)

Other comprehensive (loss) / income, net of tax
Foreign currency translation (loss) / income		(3,488)	143,791	3,051	412,049
Total comprehensive loss		(99,599)	(797,269)	(266,444)	(1,869,826)
Less: Net loss attributable to non-controlling interests		(44,624)	(327,988)	(70,759)	(804,055)
Less: Other comprehensive (loss) income attributable to non-controlling interests – foreign currency translation loss		(3,585)	52,641	6,622	150,389
Total comprehensive loss attributable to Median Group Inc.		(51,390)	(521,922)	(202,307)	(1,216,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Stockholders’ Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2016 (Audited)	11,307,232,960	2,775,230	2,331	(5,842,785)	117,351	(2,947,873)
Other comprehensive (loss) / income - foreign currency translation gain	-	-	(3,571)	-	6,622	3,051
Net loss for the period	-	-	-	(198,736)	(70,759)	(269,495)

Balance at June 30, 2016	11,307,232,960	2,775,230	(1,240)	(6,041,521)	53,214	(3,214,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six Months Ended June 30
	2016	2015
	US$	US$
Cash flows from operating activities:
Net loss	(269,495)	(2,281,875)
Adjusted for non cash items:
Depreciation	1,573	-
	(267,922)	(2,281,875)
Changes in asset and liabilities
(Decrease) increase in assets
Accounts receivables	6,970	-
Prepayments and deposits	6,310	3,988
Amount due from a related party	(89,214)	-
Increase (decrease) in liabilities:
Asset of operations held for sale – net liabilities	-	1,776,270
Accounts payable	(6,273)	-
Other payables and accruals	245,058	9,568
Net cash used in operating activities	(105,071)	(492,049)

Cash flows used in investing activities
Purchase of fixed assets	(197,098)	-
Net cash used in investing activities	(197,098)	-

Cash flows from financing activities :
Amounts due to related parties	226,832	80,000
Net cash from financing activities	226,832	80,000

Effect of exchange rate in comprehensive income	3,051	412,049
Net decrease in cash and cash equivalents	(72,286)	-
Cash and cash equivalents - net, beginning	77,164	-

Cash and cash equivalents - net, ending	4,878	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

On January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. (“CMSB”), a company incorporated in Malaysia.

On July 28, 2015, the Company disposed of its 63.2% of CMSB to refocus the business of the Group to sell prepaid telecom cards rather than operating a mobile network virtual operator (“MNVO”) operation, with a gain of approximately $5 million. Also, on December 11, 2015 the Company acquired shares in Naim Indah Mobile Communication Limited (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. for the provision of telecom services to Angkasa members. Further details can be found in Note 12 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company Form 10-K filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended June 30, 2016 include the financial statements of the Company and its wholly owned subsidiary Alpha Sunray Sdn. Bhd., its 50.001% equity interest subsidiary Naim Indah Mobile Communications Sdn. Bhd. (“NIMC”). In the prior year the Company disposed its subsidiary companies namely its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended June 30, 2016 and 2015 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended June 30, 2016.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of June 30, 2016, the comprehensive loss was $1,240.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2016, the Company has incurred an accumulated deficits totaling $6,041,521 and its current liabilities exceed its current assets by $1,411,053. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock

As of June 30, 2016, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

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

During the year 2007 to 2015, the Company had issued a total of 6,522,309 shares to its staff and consultants for their service provided.

As at June 30, 2016 and December 31, 2015, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	DISCONTINUED OPERATIONS HELD FOR SALE

In the prior year, the Company sold its subsidiaries namely its 63.2% subsidiary Clixster Mobile Sdn. Bhd. on July 28, 2015 and its 50% subsidiary ATC Marketing Limited on August 3, 2015 (the “Disposed Subsidiaries”) containing its MVNO business and electronics trading company to a third party buyer. The buyer paid $8,500 and the assuming of debts withour recourse in the Disposed Subsidiaries which resulted in a gain of $5,091,189 to the Company. As a result of the sale, the historical activities and balances of these operations are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented.

The following table provides the components of discontinued operations – net of tax

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	US$	US$	US$	US$

Net Revenue	-	5,741	-	645,121
Less: sales discount	-	-	-	(65,670)
Cost of revenue	-	(523,282)	-	(1,084,346)
Gross loss	-	(517,541)	-	(504,895)
Administrative expenses	-	(223,245)	-	(960,050)
Selling and distribution expenses	-	-	-	-
Loss from operations	-	(740,786)	-	(1,464,945)
Other income / (expenses)
Foreign exchange gain	-	(140,854)	-	(610,431)
Other income	-	80,367	-	70,443
Interest expenses	-	(90,000)	-	(180,000)
Net loss from discontinued operation before taxation	-	(891,273)	-	(2,184,933)
Taxation	-	-	-	-
Loss from discontinued operation	-	(891,273)	-	(2,184,933)

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any periods presented.

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	June 30 2016	December 31 2015
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	662,442	417,384
	1,072,442	827,384

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	June 30 2016	December 31 2015
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	675,253	448,421
	675,253	448,421

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	LONG TERM LOAN

	June 30 2016	December 31 2015
	US$	US$

Long term loan	2,000,000	2,000,000

This long term loan is due to a former shareholder of the Company. This loan is unsecured and repayable on November 25, 2017, and bears interest of 8% per annum. The accrued interest for the six months ended June 30, 2016 was $80,000 (2015: 80,000).

NOTE 10	RELATED PARTY TRANSACTIONS

For the six months period ended June 30, 2016, the Company no remuneration (2015: $20,439) to its directors and its officers remuneration for their services provided to the Company.

For the six months period ended June 30, 2016 the Company did not make any sales (2015: $202,576) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

In the prior year, a Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the six months ended June 30, 2015 the Group company recorded $180,000 in interests expenses relating to these promissory notes. On July 28, 2015, this Group company was disposed together with these promissory notes, and the Group was no longer liable for these promissory notes as a result.

NOTE 11	INCOME TAXES

No provision was made for income tax for the six months ended June 30, 2016 and 2015, since the Company and its subsidiaries had significant net operating loss. In the six months ended June 30, 2016 and 2015, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $269,495 and $142,156, respectively. Total net operating losses carry forward as at June 30, 2016 and 2015, (i) for Federal and State purpose were $11,810,918 and $11,573,707, respectively and (ii) for its entities outside of the United States $281,728 and $80,515. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at June 30, 2016 and December 31, 2015 was approximately $5,116,740 and $5,019,034, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Hong Kong and PRC China statutory rate and the Group's provision for income tax is as follows:

	2016	2015

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

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

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC is a newly established MVNO holding all the necessary licenses to operate as an MNVO. Currently, we are in advance discussion with a Malaysian telecom operator to roll out our MVNO services. Due to certain unexpected delays, it is now planned that the roll out will commence in the second half of 2016.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available. The revenue generated from the telecom services during this quarter is $33,376.

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

NIMC’s first white label customer is expected to be the National Co-operatives Organization (Angkasa) targeting the co-operative sectors. NIMC is currently negotiating with at least 4 other corporations as potential clients under the white label program. We know that success in the wireless business depends on a strong, agile and flexible platform that integrates new and innovative solutions. The solutions that count are those that allow the white label MVNOs to position them in such a way that the customer receives a seamless white label experience.

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

¹ Malaysia Economic Report 2015/2016 ² Digital Media Services Will Drive Next Generation Non-Data Service Revenues for Malaysia Telcos – Frost and Sullivan December 8, 2015.

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

We have cash and cash equivalents of $4,878 in our operation held for sale as of June 30, 2016; a decrease of about 94% from the previous period end of December 31, 2015. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2015

REVENUES.

For the three months period ended June 30, 2016, the Group realized $12,479 in revenue, $11,231 in cost of revenue and no sales discount, achieving $1,248 in gross profit from its continuing operations. For the three months ended June 30,2016 the Group did not realize any revenue, costs of revenue and sales discount and no gross profit from its operations held for sale (Note 6).

For the three months period ended June 30, 2015, the Group did not realize any revenue, costs of revenue and sales discount and no gross profit from its continuing operations. For the three months period ended June 30, 2015, the Group realized $5,741 in revenue, $523,282 in cost of revenue and no sales discount, achieving $517,541 in gross loss from its operations held for sale (Note 6).

For the six months period ended June 30, 2016, the Group realized $33,376 in revenue, $24,849 in cost of revenue and no sales discount, achieving $8,527 in gross profit from its continuing operations. For the six months ended June 30,2016 the Group did not realize any revenue, costs of revenue and sales discount and no gross profit from its operations held for sale (Note 6).

For the six months period ended June 30, 2015, the Group did not did not realize any revenue, costs of revenue and sales discount and no gross profit from its continuing operations. For the six months period ended June 30, 2015, the Group realized $645,121 in revenue, $1,084,346 in cost of revenue and $65,670 in sales discount, achieving $504,895 in gross loss from its operations held for sale. (Note 6).

OPERATING EXPENSES.

For the three months period ended June 30, 2016, from our continuing operations, we had $1,248 in gross profit and our total operating expenses were $57,335, all of which were selling, general and administrative expenses. We also had $53 in other income, $77 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from continuing operations for the three months period ended June 30, 2016 was $96,111. This was in comparison in the three months period ended June 30 2015, we had no gross profits and out total operating expenses were $9,787 which were all general and administrative expenses. We also had $40,000 in interest expenses so that our net loss to our shareholders from continuing operations for the three months period ended June 30, 2015 was $49,787.

We had no operation held for sale for the three months period ended June 30, 2016. As a result for the three months period ended June 30, 2016 we had a loss of $96,111 to our shareholders before non- controlled interests. This was in comparison for the three months period ended June 30, 2015, from our operations held for sale, we had gross loss of $517,541 and our total operating costs was $223,245 which were general and administrative expenses. We also had $140,854 in currency exchange loss, $80,367 in other income and $90,000 in interest expenses so that our net loss from our operations held for sale was $891,273. In total, for the three months ended June 30, 2015, the loss attributable to our shareholders before non-controlled interests was $941,060.

For the six months period ended June 30, 2016, from our continuing operations, we had $8,527 in gross profit and our total operating expenses were $198,383, all of which were selling, general and administrative expenses. We also had $518 in other income, $157 in finance charges and $80,000 in interest expenses, so that the net loss to our shareholders from continuing operations for the six months period ended June 30, 2016 was $269,495. This was in comparison in the six months period ended June 30 2015, we had no gross profits and out total operating expenses were $16,942 which were all general and administrative expenses. We also had $80,000 in interest expenses so that our net loss to our shareholders from continuing operations for the six months period ended June 30, 2015 was $96,942.

We had no operation held for sale for the six months period ended June 30, 2016. As a result for the six months period ended June 30, 2016 we had a loss of $269,495 to our shareholders before non- controlled interests. This was in comparison for the six months period ended June 30, 2015, from our operations held for sale, we had gross loss of $504,895 and our total operating costs was $960,050 which were general and administrative expenses. We also had $610,431 in currency exchange loss, $70,443 in other income and $180,000 in interest expenses so that our net loss from our operations held for sale was $2,184,933. In total, for the six months ended June 30, 2015, the loss attributable to our shareholders before non-controlled interests was $2,281,875.

Liquidity and Capital Resources

As at June 30, 2016, the Company had cash and cash equivalents totaling $4,878 and the other current assets consisted of $95,715 in prepayments and deposits, $236,049 in due from a related party and $196,736 in fixed assets. Therefore our total assets was $533,378 as of June 30, 2016. We also had current liabilities of $1,747,695 which were represented by $1,072,442 in other payables and accruals and $675,253 in amounts due to related parties. We also We also had $2,000,000 in long-term shareholders loan as of June 30, 2016, making our total liabilities $3,747,695.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2016.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the six months ended June 30, 2016 the Company incurred net losses of $269,495 and has accumulated losses of $6,041,521 as at June 30, 2016. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing the MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	August 19, 2016
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	August 19, 2016
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	August 19, 2016
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Ching Chiat Kwong	August 19, 2016
-----------------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	August 19, 2016
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer