Form 10-Q
period 2016-09-30
Median Group Inc
filed 2016-11-14
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Lot 17-01, Level 17, Tower 2, Bank Rakyat Twin Tower No.33 Jalan Rakyat 50470, Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

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

Yes [  ]    No[ x ]

The number of common equity shares outstanding as of November 10, 2016 was 11,427,232.960 shares of Common Stock, no par value.

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

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Audited)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2016 and 2015

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended 30 September 2016

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

		September 30 2016	December 31 2015
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		4,076	77,164
Accounts receivables		-	6,970
Prepayments and deposits		92,616	102,025
Amount due from a related party	7	228,131	146,835
		324,823	332,994

Non-current assets:
Fixed assets		191,188	1,211
		191,188	1,211

Total assets		516,011	334,205

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		26,962	6,273
Other payables and accruals	8	1,075,806	827,384
Amounts due to related parties	9	825,272	448,421
Total current liabilities		1,928,040	1,282,078

Long-term debts:
Long term loan	10	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,928,040	3,282,078

Commitments and contingencies	13

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 11,307,232,960 (2015: 11,307,232,960) shares issued and outstanding	4	2,775,230	2,775,230
Accumulated deficits		(6,194,464)	(5,842,785)
Accumulated other comprehensive income		(1,217)	2,331
Total Median Group Inc. stockholders' deficits		(3,420,451)	(3,065,224)
Non-controlling interest		8,422	117,351
Total stockholders’ deficits		(3,412,029)	(2,947,873)
Total liabilities and stockholders’ deficits		516,011	334,205

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

		Three Months Ended September 30		Nine Months Ended September 30
		2016	2015	2016	2015
	Note	US$	US$	US$	US$

Net Revenue		7,350	26,546	40,726	26,546
Cost of revenue		(6,615)	(19,379)	(31,464)	(19,379)

Gross profit		735	7,167	9,262	7,167

Operating expenses:
Administration expenses		(158,691)	(12,264)	(357,074)	(29,206)
Selling and distribution expenses		-	-	-	-
Total operating expenses		(158,691)	(12,264)	(357,074)	(29,206)

Operating loss from continuing operations		(157,956)	(5,097)	(347,812)	(22,039)

Other income / (expenses)
Other income		223	5,047,880	741	5,047,880
Finance charges		(35)	-	(192)	-
Interest expenses		(40,000)	(40,000)	(120,000)	(120,000)

(Loss) / profits from continuing operations		(197,768)	5,002,783	(467,263)	4,905,841
Discontinued operations, net of tax	6	-	(172,105)	-	(2,357,038)
Net (loss) / income		(197,768)	4,830,678	(467,263)	2,548,803
Less: Net (loss) / income attributable to non-controlling interests		(44,825)	23,979	(115,584)	(917,081)
Net (loss) / income attributable to Median Group Inc.		(152,943)	4,806,699	(351,679)	3,465,884

Net loss per share attributable to Median Group Inc. Shareholders – Basic and diluted
Continuing operations		(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
		(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,307,232,960	11,307,232,960	11,307,232,960	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months ended September 30, 2016 and 2015 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

		Three Months Ended September 30		Nine Months Ended September 30
		2016	2015	2016	2015
	Note	US$	US$	US$	US$

Net (loss ) / income		(197,768)	4,830,678	(467,263)	2,548,803

Other comprehensive income, net of tax
Foreign currency translation gain		56	1,815,908	3,107	2,227,957
Total comprehensive (loss) / income		(197,712)	6,646,586	(464,156)	4,776,760
Less: Net loss attributable to non-controlling interests		(44,825)	(113,026)	(115,584)	(917,081)
Less: Other comprehensive (loss) / income attributable to non-controlling interests – foreign currency translation loss		33	2,498,133	6,655	2,648,522
Total comprehensive (loss) / income attributable to Median Group Inc.		(152,920)	4,261,479	(355,227)	3,045,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Stockholders’ Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2016 (Audited)	11,307,232,960	2,775,230	2,331	(5,842,785)	117,351	(2,947,873)
Other comprehensive income – foreign currency translation gain	-	-	(3,548)	-	6,655	3,107
Net loss for the period	-	-	-	(351,679)	(115,584)	(467,263)

Balance at September 30, 2016	11,307,232,960	2,775,230	(1,217)	(6,194,464)	8,422	(3,412,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended September 30
	2016	2015
	US$	US$
Cash flows from operating activities:
Net (loss) / income	(467,263)	2,524,803
Adjusted for non cash item:
Depreciation	3,651	-
	(463,612)	2,524,803
Changes in asset and liabilities
Decrease / (increase) in assets
Accounts receivables	6,970	(23,891)
Prepayments and deposits	9,409	(5,343)
Amount due from a related party	(81,296)	-
(Decrease) / increase in liabilities:
Asset of operations held for sale – net liabilities	-	(4,900,318)
Accounts payable	20,689	-
Other payables and accruals	248,422	32,792
Net cash (used in) / from operating activities	(259,418)	2,371,957

Cash flows used in investing activities
Purchase of fixed assets - net	(193,628)	-
Net cash used in investing activities	(193,628)	-

Cash flows from financing activities :
Amounts due to related parties	376,851	120,000
Net cash from financing activities	376,851	120,000

Effect of exchange rate in comprehensive income	3,107	2,251,957
Net decrease in cash and cash equivalents	(73,088)	-
Cash and cash equivalents - net, beginning	77,164	-

Cash and cash equivalents - net, ending	4,076	-

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Median Group Inc. (formerly known as Clixster Mobile Group Inc. with effect from April 3, 2014 and prior to that date known as China Media Group Corporation) (the "Company") is a Texas corporation, incorporated on October 1, 2002.

In 2006, the Company was engaged in the advertising and media business. Then in 2012, it shifted focus to be a distributor of electronics and light appliance. Today the Group is engaged in telecom products and services to closed group communities.

Our recent corporate activities are summarized below.

On January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. (“CMSB”), a company incorporated in Malaysia.

On July 28, 2015, the Company disposed of its 63.2% of CMSB to refocus the business of the Group to sell prepaid telecom card. On December 11, 2015 the Company acquired controlling shares in Naim Indah Mobile Communication Limited (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. for the provision of telecom services to Angkasa members. Further details can be found in Note 12 of the financial statements enclosed herein this report. The Company maintained its strategic direction to work with closed group communities for distribution of its mobile communication products and services with further expansion into finance technology (“Fintech”) space.

In order to expand its reach to other communities, the Company through its wholly-owned subsidiary Grid Mobile Sdn Bhd, has also formed a collaboration with 1Machine System Sdn Bhd, a software company that distributes mobile applications primarily anti-virus, security and maintenance tools for mobile devices and computers. While the Company is venturing into Fintech space, 1Machine is regarded as an important partner in the area of mobile security where it is paramount for consumers’ protection.

The Company is also in advanced stage of negotiation with its network host for a new Mobile Virtual Network Service Provision Agreement (“MVNSP Agreement”) which is expected to be finalized in this final quarter. The MVNSP Agreement is expected to bode well to accommodate the Company’s direction in Fintech and the changing mobile market landscape.

On October 17, 2016, the Company raised about $1,320,000 by placing out 120,000,000 shares at $0.011 per share.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended September 30, 2016 include the financial statements of the Company and its wholly owned subsidiary Alpha Sunray Sdn. Bhd., its 50.001% equity interest subsidiary Naim Indah Mobile Communications Sdn. Bhd. (“NIMC”). In the prior year the Company disposed its subsidiary companies namely its 63.2% equity interest subsidiary Clixster Mobile Sdn. Bhd. and its 50% subsidiary ATC Marketing Limited (collectively the “Disposed Companies”). Accordingly the operating results of the Disposed Companies are disclosed as Discontinued Operations - Net of Tax in the condensed statement of income for all period presented. In addition, the assets and liabilities of these Disposed Companies are reported as Assets of Operations Held for Sale and Liabilities of Operations Held for Sale, as appropriate, in the condensed consolidated balance sheet.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended September 30, 2016 and 2015 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended September 30, 2016.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2016, the comprehensive loss was $1,217.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2016, the Company has incurred an accumulated deficits totaling $6,194,464 and its current liabilities exceed its current assets by $1,603,217. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. In October 2016, after the period end, the Company raised about $1,320,000 by placing 120,000,000 shares of the Company at a price of $0.011 per share. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2016, the Company had a total of 11,307,232,960 shares of its common stock issued and outstanding.

Subsequent to the period end, in October 2016 the Company issued 120,000,000 shares in the Company to raise about $1,320,000 (Note 13(1)).

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

As at September 30, 2016 and December 31, 2015, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of discontinued operations – net of tax

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	US$	US$	US$	US$

Net Revenue	-	57,120	-	702,241
Less: sales discount	-	(5,712)	-	(71,382)
Cost of revenue	-	(44,604)	-	(1,128,950)
Gross loss	-	6,804	-	(498,091)
Administrative expenses	-	(39,702)	-	(999,752)
Selling and distribution expenses	-	-	-	-
Loss from operations	-	(32,898)	-	(1,497,843)
Other income / (expenses)
Foreign exchange gain	-	(111,600)	-	(722,031)
Other income	-	9	-	70,452
Interest expenses	-	(27,616)	-	(207,616)
Net loss from discontinued operation before taxation	-	(172,105)	-	(2,357,038)
Taxation	-	-	-	-
Loss from discontinued operation	-	(172,105)	-	(2,357,038)

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any periods presented.

NOTE 7	AMOUNTS DUE FROM RELATED PARTIES

The amounts due from related parties are unsecured, non-interest bearing and no fixed term of repayment.

NOTE 8	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30 2016	December 31 2015
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	665,806	417,384
	1,075,806	827,384

NOTE 9	AMOUNTS DUE TO RELATED PARTIES

	September 30 2016	December 31 2015
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	825,272	448,421
	825,272	448,421

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	LONG TERM LOAN

	September 30 2016	December 31 2015
	US$	US$

Long term loan	2,000,000	2,000,000

This long term loan is due to a former shareholder of the Company. This loan is unsecured and repayable on November 25, 2017, and bears interest of 8% per annum. The accrued interest for the nine months ended September 30, 2016 was $120,000 (2015: 120,000).

NOTE 11	RELATED PARTY TRANSACTIONS

For the nine months period ended September 30, 2016, the Company no remuneration (2015: $20,439) to its directors and its officers remuneration for their services provided to the Company.

For the nine months period ended September 30, 2016 the Company did not make any sales (2015: $204,993) telecom SIM/reload cards through two distributors that are owned and controlled by the directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

In the prior year, a Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory note bears interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During the nine months ended September 30, 2015 the Group company recorded $180,000 in interest expenses relating to these promissory notes. On July 28, 2015, this Group company was disposed together with these promissory notes, and the Group was no longer liable for these promissory notes as a result.

NOTE 12	INCOME TAXES

No provision was made for income tax for the nine months ended September 30, 2016 and 2015, since the Company and its subsidiaries had significant net operating loss. In the nine months ended September 30, 2016 and 2015, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $467,263 and $145,771, respectively. Total net operating losses carry forward as at September 30, 2016 and 2015, (i) for Federal and State purpose were $1,1859,918 and $11,624,596, respectively and (ii) for its entities outside of the United States $387,185 and NIL. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at September 30, 2016 and December 31, 2015 was approximately $5,161,423 and $5,012,008, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

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

The Group has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

1)	On October 17, 2016 the Company placed 120,000,000 shares of the Company to 3 independent parties at a price of $0.011 per share to raise a total of approximately $1,320,000. The proceeds from this placement shall be used for working capital of the Company.

2)	On October 24, 2016, Grid Mobile Sdn Bhd (“Grid Mobile”), a wholly owned subsidiary of the Company, signed a Collaboration Agreement with 1Machine System Sdn Bhd (“1 Machine”) to distribute its branded “PERISAI” software to Grid Mobile’s affiliates and partners’ customer/ member base on a revenue share model. Pursuant to the collaboration agreement, 1Machine will revenue share with Grid Mobile any sale of 1Machine’s software, both freeware and payware, to Grid Mobile’s affiliates’ members. Conversely, Grid Mobile will revenue share with 1 Machine for any sales derived from 1Machine’s own distribution network and platform.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2016.

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

On October 17, 2016 the Company raised about $1,320,000 by placing out 120,000,000 shares at $0.011 per share.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available. The revenue generated from the telecom services during this quarter is $12,479.

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

Products and Services Overview

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

During the period under review, the Company earned revenue in the provision of telecom services.

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

Access Agreement with a Host Operator

We have submitted an official application request for network access to a host mobile network operator (MNO) in middle February. Since then, we have gone through several rounds of negotiations for both technical and commercial elements. All the technical matters have been given a preliminary clearance for the next round of detailed scoping and implementation. As for the commercial negotiation, we are currently negotiating on the wholesale rates with the MNO. The MNO has given its commitment and assurance that agreement shall be concluded within 120 days from the date of submission. This is due to the involvement of many parties within the organization, ranging from technical, legal, financial and board of directors. With this in mind, we anticipate that the agreement will be signed in the last quarter of 2016.

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

Industry Overview and Competition

Telecommunication Market

In 2015, the Communications and Multimedia (“C&M”) industry has performed reasonably well, recording 4% growth in revenue to RM62.04 billion from RM59.44 billion. This steady performance of the C&M industry was contributed mainly by telecommunications with 77% revenue share.

From the connectivity and services perspectives, Malaysian broadband subscriptions have reached 30.8 million, taking the national household penetration rate to 77.3% by the end 2015. It is worth noting that the 4G LTE population coverage has achieved target of 50% population coverage two years earlier than target, that is, reaching 53.6% population coverage as at end 2015.

On mobile subscriptions, the penetration rate is at 143.8% in 2015. By service provider market share, Maxis constituted 28.1%, followed by Celcom 27.9%, DiGi 27.2% and U Mobile 8.4%. In addition, mobile virtual network operators (MVNOs) in total captured the balance 8.4% mobile subscription market share. It is noted that the MVNO market is still slowly expanding. MVNO subscriptions in 2014 captured 8.2% market share.

Based on aggregate revenue, the C&M industry continued to maintain 4% growth in 2015 generating a revenue of RM62.04 billion of which 77% (or RM47.80 billion) was derived from telecommunication companies. The C&M industry revenue growth has moderated over recent years, from double digit annual growth rates of 11% in 2012, to single digit 4% respectively in 2015 and 2014. Challenged by increased competition and technological disruption, the C&M industry appears to be at a crossroad to a next phase of growth. One likely strategic change for traditional players is reinvention or diversifying services with multiple new offerings and hence, new revenue streams. Meeting consumer demand to cater to changing user behavior and requirements in this way can alleviate lower revenues, pressure on margins and stagnating subscriptions.

As users are demanding more differentiated services to suit their personalised needs, products and offerings based on conventional focus of just getting subscription to a service is not sufficient to sustain growth. Advancing technology is bringing new competition for service providers who need to transform their offerings to include seamless provision of connectivity and content applications to meet consumer needs.

As at end 2015, mobile broadband recorded a total of 28.4 million subscriptions, an increase of 61% from 17.7 million in 2014. Mobile broadband subscriptions have been showing increase for the past few years due to migration from 2G to 3G aside from take up arising from increased smartphone affordability and convenience of mobile functionality.

By 2015, mobile subscriptions totaled 44.1 million, posted a 0.8 million decline compared with 44.9 million in 2014. This decline was mainly attributed to the relatively substantial number of expired prepaid subscription and intense market competition.

As at 2015, the 44.1 million mobile subscriptions comprised 35.4 million prepaid (80.3%) with the balance postpaid at 8.7 million (19.7%). Postpaid subscription has increased 7.3% from 8.1 million in 2014, while prepaid declined by 3.9% from 36.8 million. The increase in postpaid subscription is due to appealing packages as well as strategic partnerships to stimulate take up.

¹ Malaysia Communications and Multimedia Commission – Industry Performance Report 2015

The take-up rate of mobile broadband services has further accelerated partly driven by the “Smart Device with Internet Package” product under the Universal Service Provision (USP) programme. The broadband segment stood at 30.8 million subscriptions as at end 2015 with mobile broadband accounting for the largest share at about 92% of the total broadband subscriptions. In addition, the Ministry of Communications and Multimedia had announced earlier this year that basic broadband package prices would be reduced in line with the aspiration of transforming Malaysia into a digital nation¹.

² Malaysia Economic Report 2015/2016

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

³ Digital Media Services Will Drive Next Generation Non-Data Service Revenues for Malaysia Telcos - Frost and Sullivan December 8, 2015.

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

We have cash and cash equivalents of $4,076 as of September 30, 2016; a decrease of about 95% from the previous period end of December 31, 2015. On October 17, 2016 the Company raised about $1,320,000 by placing out 120,000,000 shares at $0.011 per share. In the opinion of management, these funds including the recent raise of $1,320,000, will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for additional funding to implement our plans of mobile communication and applications, financial technology and services to digital market place and closed group communities.

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

Specifically, we hope to accomplish the steps as set out in this report to implement our business plan in respect of developing and integrating the MVNO business with our mobile application and financial technology services. The success of our plans is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

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

Results of operation.

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2015

REVENUES.

For the three months period ended September 30, 2016, the Group realized $7,350 in revenue, $6,615 in cost of revenue and no sales discount, achieving $735 in gross profit from its continuing operations. For the three months ended September 30,2016 the Group did not realize any revenue, costs of revenue and sales discount and no gross profit from its operations held for sale (Note 6).

For the three months period ended September 30, 2015, the Group realized $26,546 in revenue, $19,379 in costs of revenue and no sales discount, achieving a gross profit of $7,167 from its continuing operations. For the three months period ended September 30, 2015, the Group realized $57,120 in revenue, $44,604 in cost of revenue, $5,712 in sales discount, achieving $6,804 in gross loss from its operations held for sale (Note 6).

For the nine months period ended September 30, 2016, the Group realized $40,726 in revenue, $31,464 in cost of revenue and no sales discount, achieving $9,262 in gross profit from its continuing operations. For the nine months ended September 30, 2016 the Group did not realize any revenue, costs of revenue and sales discount and no gross profit from its operations held for sale (Note 6).

For the nine months period ended September 30, 2015, the Group realized $26,546 in revenue, $19,379 in costs of revenue and no sales discount, achieving a gross profit of $7,167 from its continuing operations. For the nine months period ended September 30, 2015, the Group realized $702,241 in revenue, $1,128,950 in cost of revenue and $71,382 in sales discount, achieving $498,091 in gross loss from its operations held for sale (Note 6).

OPERATING EXPENSES.

For the three months period ended September 30, 2016, from our continuing operations, we had $735 in gross profit and our total operating expenses were $158,691, all of which were selling, general and administrative expenses. We also had $223 in other income, $35 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from continuing operations for the three months period ended September 30, 2016 was $197,768. This was in comparison in the three months period ended September 30 2015, we had $7,167 gross profits and out total operating expenses were $12,264 which were all general and administrative expenses. We also had $40,000 in interest expenses and income of $5,047,880 in other income, so that our net profits to our shareholders from continuing operations for the three months period ended September 30, 2015 was $5,002,783.

We had no operation held for sale for the three months period ended September 30, 2016. As a result for the three months period ended September 30, 2016 we had a loss of $197,768 to our shareholders before non- controlled interests. This was in comparison for the three months period ended September 30, 2015, from our operations held for sale, we had gross profit of $6,804 and our total operating costs was $39,702 which were general and administrative expenses. We also had $111,600 in currency exchange loss, $9 in other income and $27,616 in interest expenses so that our net loss from our operations held for sale was $172,105. In total, for the three months ended September 30, 2015, the profit attributable to our shareholders before non-controlled interests was $4,830,678.

For the nine months period ended September 30, 2016, from our continuing operations, we had $9,262 in gross profit and our total operating expenses were $357,074, all of which were selling, general and administrative expenses. We also had $741 in other income, $192 in finance charges and $120,000 in interest expenses, so that the net loss to our shareholders from continuing operations for the nine months period ended September 30, 2016 was $467,263. This was in comparison in the nine months period ended September 30 2015, we had $7,167 in gross profits and out total operating expenses were $29,206 which were all general and administrative expenses. We also had $120,000 in interest expenses and $5,047,880 in other income so that our net profits to our shareholders from continuing operations for the nine months period ended September 30, 2015 was $4,905,841.

We had no operation held for sale for the nine months period ended September 30, 2016. As a result for the nine months period ended September 30, 2016 we had a loss of $467,263 to our shareholders before non- controlled interests. This was in comparison for the nine months period ended September 30, 2015, from our operations held for sale, we had gross loss of $498,191 and our total operating costs was $999,752 which were general and administrative expenses. We also had $722,031 in currency exchange loss, $70,452 in other income and $207,616 in interest expenses so that our net loss from our operations held for sale was $2,357,038. In total, for the nine months ended September 30, 2015, the loss attributable to our shareholders before non-controlled interests was $2,548,803.

Liquidity and Capital Resources

As at September 30, 2016, the Company had cash and cash equivalents totaling $4,076 and the other current assets consisted of $92,616 in prepayments and deposits, $228,131 in due from a related party and $191,188 in fixed assets. Therefore our total assets was $516,011 as of September 30, 2016. We also had current liabilities of $1,928,040 which were represented by $26,962 in accounts payable, $1,075,806 in other payables and accruals and $825,272 in amounts due to related parties. We also had $2,000,000 in long-term shareholders loan as of September 30, 2016, making our total liabilities $3,928,040.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2016.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the nine months ended September 30, 2016 the Company incurred net losses of $467,263 and has accumulated losses of $6,194,464 as at September 30, 2016. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing the MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	November 14, 2016
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	November 14, 2016
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	November 14, 2016
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Ching Chiat Kwong	November 14, 2016
-----------------------------------------------------
Ching Chiat Kwong
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	November 14, 2016
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer