Form 10-K
period 2016-12-31
Median Group Inc
filed 2017-04-17
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

------------------------------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

------------------------------------------------------------

 (Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

17.1, Level 17, Tower 2, Bank Rakyat Twin Tower, No. 33, Jalan Rakyat, 50470 Kuala Lumpur, Malaysia	N/A
(Address of Company's principal executive offices)	(Zip Code)

Tel: +603 2714 2020    Fax: +603 2714 2121

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates (1,113,623,296 shares) of the registrant based upon the per share closing price of $0.009 on December 31, 2016 was approximately $11,136,232.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of December 31, 2016, there were 11,307,232,960 no par value common stock of the Company issued and outstanding.

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

In September, 2015, New China Electronics Limited, a company wholly owned by our director, Mr. Ching Chiat Kwong, acquired a total of 7,130,134,431 shares representing about 63.06% interests in the Company to become the controlling shareholder of the Company. On January 8, 2016, New China then transferred 350,000,000 shares each to Andrew Hwan Lee and Ahmad Shukri Bin Abdul Ghani, both directors of the Company. New China then held 6,430,134,431 shares representing 56.87% in the Company.

On September 27, 2015 the Board approved the change of company name from Clixster Mobile Group Inc. to Median Group Inc. and the name change was effected on October 7, 2015.

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC is a newly established MVNO holding all the necessary licenses to operate as an MNVO. Currently, we are in advance discussion with a Malaysian telecom operator to roll out our MVNO services. It is planned that the roll out will commence in July 2017.

While NIMC’s negotiation with the telecom operator is still ongoing, the Company had on December 2, 2016 disposed its equity interest in NIMC to focus on the development of its integrated Digital Services Platform.

In its new strategic plan, the Company’s wholly owned subsidiary, Grid Mobile Sdn. Bhd. (“GMSB) shall combine the telecommunication services together with its other financial technology (fintech) services onto an integrated Digital Services Platform which is currently at ongoing development stage.

In October 2016, the Company raised $1,320,000 by issuing 120,000,000 shares at $0.011 per share. The money raised was to be used for working capital.

On November 30, 2016, the Company’s wholly owned subsidiary GMSB signed a Memorandum of Understanding (“MOU”) with Mobisphere Sdn Bhd (“Mobisphere”). The Memorandum entails the collaboration of both parties to introduce and promote financial technology (“fintech”) solutions vis-a-vis an integrated mobile payment ecosystem equipped with virtual account and digital wallet connected to membership, debit, prepaid and/or credit cards to Grid Mobile members.

At the date of this report, the Group will continue to pursue its Telecommunications and Digital Services as a unit to achieve a seamless customer experience. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available.

OUR BUSINESS REVIEW AND FUTURE STRATEGY. The Group has 3 business units namely “Advertising”, “Products and Services” and “Telecommunication and Mobile Computing”. The management has determined to only focus our business in the Telecommunications and Digital Services business unit going forward, and have the Advertising and Products and Services business units inactive until viable business opportunities are presented.

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

In 2016, this was another year of preparation and restructuring of our operations and raising the necessary capital to conduct our business. We were successfully in raising $1,320,000 in October 2016 for our working capital. In December 2016, we signed a Master Distribution Agreement with our then 51% subsidiary, Naim Indah Mobile Communications Sdn. Bhd. (“NIMC”) for us to sell telecom services on NIMC’s MVNO telecom platform. As a result of the Master Distribution Agreement, we determined to concentrate on the provision of services rather than the running of the MVNO Platform itself, and in December 2016 we sold NIMC to a company owned by two of our directors. In 2016, we derived $43,495 in telecom services. We will continue to pursue the sale of telecom services and concentrate on postpaid customers, where the margins are higher, through our partner networks.

PROSPECTS. Through a long and rigorous effort, the Company has successfully consolidate and streamline our business and build a strong foundation to set the stage for an exciting future. This coming year is a significant year for us. After the successful restructuring of the Company, a new entity with a new set of business focus has emerged, where there will be a great emphasis on mobile digital business.

MGI shall focus on the business of providing mobile digital service on the MVNO platform across South East Asian countries. NIMC is poised to be the first MVNO that specifically catered for these markets, operating as a digital service provider (DSP). A digital service provider applies the principles of Internet service delivery, meaning its delivery architecture is integrated, seamless, intelligent, automated, simple and in real time.

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

Key Business Focus: Digital Service Provider

While MVNO remains as its business focus, the Company would now focus on developing its Next Generation Intelligent Network (NGIN) and Business Support System (BSS) as a platform to support White Label MVNO businesses. This platform is aimed to provide a leading-edge telecommunication services as part of our Digital Services eco-system alongside the financial technology (“fintech”) solutions vis-a-vis an integrated mobile payment equipped with virtual account and digital wallet connected to membership, debit, prepaid and/or credit cards.

Our Mission Critical System

The NGIN and BSS systems are required to provide a real-time unified charging across all services and devices, and payment methods with differentiated service offerings with a quick time-to-market advantage to allow NIMC to quickly capitalize and execute on market opportunities. Our BSS platform combines payment methods, with ‘on demand’ payments for some services and recurring subscription models for others.

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

Industry Overview and Competition Telecommunication Market

Asia Pacific

At the end of 2015, 62% of the population in Asia Pacific (2.5 billion individuals) subscribed to mobile services. Growth rates in the region are set to remain above the global average, with Asia Pacific adding more than 600 million new subscribers by 2020. The focus of growth will shift to South and South-East Asia.

The region is seeing an accelerating technology migration to 4G, with the number of 4G connections increasing by 2.5 times over the course of 2015 and now totaling in excess of 600 million. A number of previously ‘laggard’ markets in Asia Pacific are now migrating to 4G, including the likes of Thailand, Malaysia and the Philippines. This is being driven by a number of factors including ongoing network investments by operators, falling device prices and growing consumer appetite for higher speed mobile.

Revenue growth in the region slowed sharply in 2015, reflecting slowing subscriber growth, a weak macroeconomic backdrop and ongoing competitive pressures in a number of markets. Growth rates should recover in the second half of the decade, due to the positive impact of the migration to 4G on data traffic growth. ¹

For the period ending January 2017, mobile connections as against the country’s population is led by Hong Kong with a penetration rate of 165% followed by Singapore (147%), Indonesia (142%), Malaysia (139%), Thailand (133%), Vietnam (131%) and Philippines (126%). On the other hand, mobile broadband penetration is highest in Singapore (146%) and followed by Thailand (131%), Hong Kong (125%), Malaysia (104%), Indonesia (65%), and Philippines (65%) with the global average 55%.

On mobile social media penetration, Singapore is ahead with 70% with Hong Kong, Malaysia and Thailand closing in at 66%, 65% and 62% respectively. They are followed by Philippines (52%), Vietnam (43%), and Indonesia (35%) with the global average at 34%.

The active M-commerce countries are Thailand (41%), Singapore (40%), Malaysia (38%), Hong Kong (36%), Indonesia (33%), Vietnam (28%) and Philippines (26%).

Malaysia

The information and communication subsector continued to record a strong growth of 8.7% during the first six months of 2016 (January - June 2015: 9.4%). The communication segment remained as the major contributor to growth, sustaining its pace at 10.1% (January - June 2015: 10.1%) following new and expansion of internet-based applications as well as enhanced data plans. This was supported by growing number of information and communications technology (ICT) devices as well as continuous initiatives to enhance network coverage and communication access. Growth of the subsector was partly driven by infrastructure expansion to cater for the rising demand for reliable and high-speed internet, including 4G Long Term Evolution (LTE) network and fiber optic.²

[1] The Mobile Economy Asia Pacific 2016 - GSMA

[2] Bank Negara Malaysia Annual Report 2016

[3] Digital in 2017 : Southeast Asia – we are social & Hootsuite

[4] Digital in 2017 : Global Overview – we are social & Hootsuite

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

We have cash and cash equivalents of $797,230 as of December 31, 2016. In the opinion of management, these funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans.

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

Specifically, we hope to accomplish the steps as set out in this report to implement our business plan in respect of the new focus, in developing and integrating the MVNO business from prepaid to postpaid services and to start payment services on our Digital Service Platform. The success of our plans is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

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

Ching Chiat Kwong, our director beneficially owns or holds the proxies for a substantial portion of our outstanding Common Stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders

Ching Chiat Kwong currently beneficially owns and holds the proxies for approximately 78.27% of our outstanding Common Stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our Common Stock.

RISKS RELATING TO THE BUSINESS

We have a limited operating track record

We have a limited operating and financial history in telecom services upon which you may evaluate us. Our telecom services operation commenced operations in 2013 and in July 2015, we have determined to focus on postpaid telecom services. Since then, we are setting up our telecom operations for postpaid services which should commence in 2017. As a result, your evaluation of us and our prospects will be based on a limited operating and financial history. In addition, most of our products and services have been sold for only a relatively short time, which is since 2013. Therefore, it is difficult to accurately forecast our future revenue and budget our operating expenses.

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

On April 1, 2016 the Group signed a tenancy agreement for the corporate office at Level 17, Tower 2, Bank Rakyat Twin Towers, No. 33, Jalan Travers, 50470 Kuala Lumpur, Malaysia. Pursuant to the terms of the agreement, the Group lease the 7,537 sq. feet office for 3 years at a monthly rent of RM33,916.50 (approximately US$7,560) or annual rent of RM406,998 (approximately US$90,720).

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2016 was $0.009 per share.

Quarter	High	Low
------------------------	-------------	--------------

Fourth Quarter 2016	$0.023	$0.007
Third Quarter 2016	$0.017	$0.007
Second Quarter 2016	$0.0235	$0.0075
First Quarter 2016	$0.0115	$0.002

Fourth Quarter 2015	$0.020	$0.001
Third Quarter 2015	$0.027	$0.010
Second Quarter 2015	$0.019	$0.008
First Quarter 2015	$0.025	$0.010

HOLDERS

The number of record holders of our common stock as of December 31, 2016, was 87 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

From 2014 to 2016, the Company did not issue any shares under the 2007 Stock Incentive Plan.

In summary, as of December 31, 2016, (i) the Company has issued 6,522,309 shares under the 2007 Stock Incentive Plan, (ii) there are no outstanding stock options to purchase our Common Stock under the 2007 Stock Incentive Plan and, (iii) there are still 31,877,691 shares issuable under the 2007 Stock Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES No repurchases of our Common Stock were made during the fourth quarter and during our fiscal year ended December 31, 2016.

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

Year ended December 31, 2016 compared with year ended December 31, 2015

Results of Operations

REVENUES

For the year ended December 31, 2016, the Group has realized revenue of $43,495 and cost of revenue of $33,310, achieving a gross profit of $10,185 from its continuing operations. The Group did not have any results from any business operations held for sale in 2016. For the year ended December 31, 2015, the Group has realized revenue of $47,563 and cost of revenue of $40,228, achieving a gross profit of $7,335 from its continuing operations and the Group realized revenue of $702,241 and a cost of revenue of $1,128,950 and sales discount of $71,382 achieving a gross loss of $498,091 from its business operations held for sale (Note 6).

OPERATING EXPENSES

For the year ended December 31, 2016, from our continuing operations, our gross profit was $10,185 and our total operating expenses were $913,782, all of which were selling, general and administrative expenses. The operating expenses increased by $807,060 or 756% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase of operating expenses is mainly due to the increase in staff cost and professional expenses. We also had $11,602 in other income, $194,947 in gain from disposal of a subsidiary, $160,000 in interest expenses so that the net loss to our shareholders before non-controlled interests for the year ended December 31, 2016 was $857,048. For the year ended December 31, 2015, from our continuing operations, our gross profit was $7,335 and our total operating expenses were $106,722, all of which were selling, general and administrative expenses. We also had $271 in other income, $5,091,189 in gain from disposal of subsidiaries, $160,000 in interest expenses and loss from discontinued operations of $2,357,038 so that the net income to our shareholders before non-controlled interests for the year ended December 31, 2015 was $2,370,343.

The Group did not have any operations held for sale in 2016. For the year ended December 31, 2015, from our operation held for sale, our gross loss was $498,091 and our total operating expenses were $999,752, all of which were general and administrative expenses. We also had $207,616 in interest expenses, loss on foreign exchange of $722,031 and other income of $70,452 so that the net loss from our operations held for sale for the year ended December 31, 2015 was $2,357,038 (Note 6).

Liquidity and Capital Resources

As at December 31, 2016, the Company had cash and cash equivalents totaling $797,230. Also as at December 31, 2016, the Company’s total assets was $913,440 consisting of other assets of $6,587, deposits and prepayments of $107,394, and amount due from a relate party of $2,229. We also had current liabilities of $1,458,692 which were represented by $651,880 in other payables and accruals, $806,812 in amounts due to related parties as of December 31, 2016. We also had $2,000,000 in long-term shareholders loan as of December 31, 2016, making our total liabilities $3,458,692.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2017.

Liquidity and Capital Resources

The cash balance at December 31, 2016 was $797,230. During the year the Company raised $1,320,000 by issuing 120,000,000 shares in the Company at $0.011 per share. There was no significant investing activity in 2016. The Company intends to monitor the monthly cash outlays in the coming months to conserve cash until additional financing can be received through other funding. We recorded a net loss of $857,048 before non-controlling interests for the year which included a gain of $194,947 from the disposal of a subsidiary.

At present the Company does not have sufficient cash resources and cash flow from operations to provide for the planned roll out of its operations. In late 2016 the Company changed its focus to contract out the MVNO platform. It signed a Master Distribution Agreement for this purpose so that we would solely focus on the marketing of telecom and payment services This new business focus requires injection of funds for marketing and distribution. The Company will be required to raise further funds to meet its other liabilities and operation requirements by i) selling its Common Stock ii) raise from the capital or debt markets, or iii) sell additional assets.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2016, the Company has an accumulated deficits totaling $6,519,665 and its current liabilities exceed its current assets by $545,252. The Company has also experienced an operating loss in 2016 of $857,048 before the gain on disposal of a subsidiary of $194,947.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to develop and become a telecom and payment service provider under an MVNO platform in Malaysia. Failure to secure such financing, to raise additional equity capital and to develop its operations may result in the Company depleting its available funds and not being able pay its obligations.

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

Capital Expenditure Commitments

We had no material capital expenditures for the year ended December 31, 2016. However we expect to invest, subject to availability of funding, approximately $2,500,000 in capital expenditure over the next 12 month for the MVNO business.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the consolidated financial statements in our December 31, 2016 audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Please see page F-1 through F-18 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the reports for the two most recent fiscal years, there were no disagreements with HKCMCPA Company Limited on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as covered by Item 304 (a)(1)(iv) of Regulation S-K, which disagreements, if not resolved to the satisfaction of HKCMCPA Company Limited would have caused them to make reference thereto in their report on the financial statements for such years.

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

Based upon that evaluation, our Management has concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are bject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting as of December 31, 2016 that have materially affected or are reasonably likely to materially affect these controls. us, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to ve, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers during year 2016 and to the date of this report are as specified on the following table:

NAME	POSITION	APPOINTED / RESIGNED DURING THE YEAR
Andrew Hwan LEE	Non Executive Director
CHING Chiat Kwong	Non Executive Director	Resigned on January 17, 2017
Abdul Fattah ABDULLAH	Non Executive Director
Ahmad Shukri Abdul GHANI	Non Executive Director
Mohd Suhaimi Bin ROZALI	Chief Financial Officer

Our directors hold office until the earlier of their death, esignation or removal by stockholders or until their successors have been qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Biographies

Directors and Officers

Andrew Hwan Lee. Andrew Lee, aged 54, was appointed to be e Non-Executive Director on January 31, 2014 and the President and Chief Executive Officer on October 21, 2015. He is a Korean American with an extensive international work experience. His first job stint started in 1987 at Trustbank Savings in Virginia, USA where he was the Assistant Manager of its Computer Department. Later in 1990, he joined International Computer Consulting (ICC) Corp., also in Virginia as the IS Manager before joining the Clinton-Gore Presidential Campaign team in Washington DC in October 1991 for 13 months as the System Manager, responsible for data communications and was tasked with designing the LAN and WAN infrastructure to support the presidential campaign and its subsequent testing and implementation.

He later joined Hughes Communication in December 1992, under the tional Rural Telecommunication Cooperative as the Head of DBS Billing Applications where he was responsible for the selection, specification, development, implementation and operations of the billing system.

In early 1995, he was appointed as the Chief Information Officer of MEASAT Broadcast Network Systems in Malaysia (“MBNS”). Operating under the brand ASTRO, MBNS is an integrated electronic media enterprise offering a wide-range of multimedia broadcasting services and one of the largest broadcasting companies in Asia, offering 100 television and 8 radio channels in digital format. During his 5 years nure, Andrew played a pivotal role to develop and maintain an efficient telecommunication infrastructure and to design and establish a scalable and robust networking infrastructure, which would transparently integrate various critical broadcasting-related sub-systems and administrative system using leading edge technology with a centralised data centre for the operations and management of these systems. His expertise and knowledge were not confined to the Company alone as he was also involved in the Group’s activities as Chairman of the Group’s IT Committee, Technical Advisor for the Binariang’s (a sister company of MBNS) satellite systems and Advisor/Consultant/Project Manager for the Group’s regional call centre in Philippines.

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

Ching Chiat Kwong. Ching, aged 51, was appointed as the Non-Executive Director of the Company on January 31, 2014 and resigned on February 5, 2015. Mr Ching rejoined the Board on October 21, 2015 and resigned on January 17, 2017. Mr. Ching is the Executive Chairman and CEO of Oxley Holdings Limited, a mpany listed on the Singapore Stock Exchange (“SGX”). He is responsible for the overall performance as well as for the formulation of corporate strategies, and the future direction of the Oxley Group. Ching also serves as a Non-Executive Director of Artivision Technologies Ltd, a SGX Catalist-listed company.

Ching possesses more than 15 years of experience in real estate development and telecommunications in Asia. Prior to establishing the ley Group, he invested in, developed and successfully launched 13 residential property projects in various parts of Singapore. His ability to identify market trends and business opportunities has enabled him to chart the course for the Oxley Group’s expansion towards the development of industrial and commercial projects in addition to residential properties. Under Mr. Ching’s leadership, the Oxley Group completed its initial public offering (IPO) on the SGX Catalist in October 2010. Oxley’s IPO was then the largest offering ever made on SGX Catalist.

Apart from his commitments at Oxley, Ching is also an active supporter of programmes that benefit the elderly and socially disadvantaged. Ching graduated with a Bachelor of Arts degree and a Bachelor of Social Sciences (Hons) degree from the National University of Singapore in 1989 and 1990, respectively. He is not a director or officer of any other reporting company.

Abdul Fattah Abdullah. Mr. Abdul Fattah Abdullah, aged 57, was appointed as non-executive director on October 21, 2015. He is currently the President of the National Cooperative Movement of Malaysia or Angkasa, which is the defacto body of the cooperatives’ movement in Malaysia. Appointed since June 2013, he plays an important role in driving Angkasa in providing high quality products and services as well as protecting the interests and championing the rights of the cooperative movement through professional management.

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

Ahmad Shukri Abdul Ghani. Mr. Ahmad Shukri Abdul Ghani, aged 44, was appointed as non-executive director on October 21, 2015. He graduated with his law degree from University of Wales, Cardiff, Wales in 1996 and then in 1997, obtained his Barrister at Law from the Honourable Society of Gray’s Inn. In 2011, he pursued and obtained his Certificate of Usuluddin from Universiti Malaya.

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

Mohd Suhaimi Bin Rozali. Mohd Suhaimi, aged 55, was appointed as an officer of the Company on June 8, 2012 holding the position of Secretary, Treasurer and Chief Financial Officer of the Company.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2016 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	-------------	------------	---------	----------	---------------	------------------	---------------	--------------
Abdul Fattah Abdullah (2)	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
Ching Chiat Kwong (3)	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
Andrew Hwan Lee (4)	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
Ahmad Shukri Abdul Ghani (5)	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
Mohd Suhaimi Bin Rozali (6)	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

(1)	Figures represent the year ended December 31 for the indicative years.
(2)	Abdul Fattah Abdullah was appointed as Non-Executive Director of the Company on October 21, 2015.
(3)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015 and was reappointed on October 21, 2015 and then resigned on January 17, 2017.
(4)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014.
(5)	Ahmad Shukri Abdul Ghani was appointed as Director on October 21 2015.
(6)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were issued and exercised by our executive officers or directors during the year ended December 31, 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Abdul Fattah Abdullah (1)	-	-	-	-	-	-	-	-	-
Ahmad Shukri Abdul Ghani(1)	-	-	-	-	-	-	-	-	-
Andrew Hwan Lee (2)	-	-	-	-	-	-	-	-	-
Ching Chiat Kwong (3)	-	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (7)	-	-	-	-	-	-	-	-	-

(1)	Appointed as Directors on October 21, 2015.
(2)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014.
(3)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015. Mr. Ching was re-appointed on October 21, 2015 and resigned on January 17, 2017.
(4)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.

Employment Agreements In 2016, all the directors did not receive any salaries and did not have any employment contracts with the Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2016 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.
Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------	-----------------	--------------------	------------------	-----------------
Abdul Fattah Abdullah (1) (3)	-	-	-	-	-
Andrew Hwan, Lee(3) (5)	-	-	-	-	-
Ahmad Shukri Abdul Ghani (3)(5)	500,000,000	-	-	500,000,000	4.38%
Chiat Kwong Ching (3)(5) 103, Sophia Road, Suites@Sophia, Singapore	8,943,609,664	-	-	8,943,609,664	78.26%
Rozali, Mohd Suhaimi (4) Lot 2158, Jalan Hassan, Kg Sungai Udang, 41250 Klang, Selangor, Malaysia	-	-	-	-	-
All officers and directors as a group (5 persons)	9,443,609,664	-	-	9,443,609,664	82.64%
New China Electronics Limited (1) (5)	6,430,134,431	-	-	6,430,134,431	56.27%

Notes:
(1)	Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o Median Group Inc. at 17.1, Level 17, Tower 2, Bank Rakyat Twin Tower, No. 33, Jalan Rakyat, 50470 Kuala Lumpur, Malaysia.
(2)	For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 11,307,232,960 outstanding shares of our common stock and there was no options, warrants, and convertible notes outstanding entitling the holders to purchase any shares of our Common Stock owned by officers and/or directors of the Company.
(3)	A director of Company as at December 31, 2016. However Mr. Ching Chiat Kwong resigned as a director on January 17, 2017.
(4)	An officer of Company as at December 31, 2016.
(5)	In September 2015, New China Electronics Limited (“New China”) a company wholly owned by Ching Chiat Kwong purchased 6,384,134,431 shares of Common Stock from Clixster Sdn Bhd (“CSB”), 550,000,000 shares of Common Stock from Azrinaz Mazhar Hakim, a former Director, 100,000,000 shares of Common Stock each from former Directors Noor Azlan Khamis and Megat Radzman Megat Khairuddin. After the purchase, (i) CSB, Azrinaz Mazhar Hakim, Noor Azlan Khamis and Megat Radzman Megat Khairuddin all held no shares of Common Stock and (ii) New China and Ching Chiat Kwong held 7,130,134,431 and 2,513,475,233 shares of Common Stock, respectively. On January 8, 2016, New China sold 350,000,000 shares of Common Stock each to our Directors Andrew Hwan Lee and Ahmad Shukri Bin Abdul Ghani. As at date of this report, New China held 6,430,134,431 and Ching Chiat Kwong held 2,513,475,233 for a combined holding of 8,943,609,664 shares or about 78.27% of Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $20,000 and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2065 and 2015 were $6,000 and $6,000 respectively.

TAX FEES. For the fiscal years ended December 31, 2016 and December 31, 2015, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

Consolidated Balance Sheets

Consolidated Statements of Operations
Consolidated Statement of Comprehensive Income

Consolidated Statements of Stockholders' Deficits

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(c) Exhibits.

3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(3)
3.1.3	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.1.4	Certificate of Amendment to Articles of Incorporation, as amended.(6)
3.2	Bylaws (1)
10.1	2007 Stock Incentive Plan (4)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on September 26, 2005.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 7, 2014.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on October 12, 2015.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	April 14, 2017
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	April 14, 2017
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	April 14, 2017
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	April 14, 2017
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer

Median Group Inc. and Subsidiary
Index to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Median Group Inc.

We have audited the accompanying consolidated balance sheets of Median Group Inc. and its subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, stockholders' deficits and cash flows for the years ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Median Group Inc. and its subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong, China
April 14, 2017

15/F, Aubin House, 171 &172 Gloucester Road, Wanchai, Hong Kong
Tel: (852) 2573 2296 Fax: (852) 3015 3860	http://www.hkcmcpa.us

MEDIAN GROUP INC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015

	Notes	December 31 2016	December 31 2015
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		797,230	77,164
Accounts receivables		-	6,970
Prepayments and deposits		113,981	102,025
Amount due from a related party		2,229	146,835
		913,440	332,994

Non-current assets:
Fixed assets		-	1,211
		-	1,211

Total assets		913,440	334,205

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		-	6,273
Other payables and accruals	7	651,880	827,384
Amounts due to related parties	8	806,812	448,421
Total current liabilities		1,458,692	1,282,078

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,458,692	3,282,078

Commitments and contingencies	13

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,427,232,960 (2015: 11,307,232,960) shares issued and outstanding	4	4,095,230	2,775,230
Accumulated deficits		(6,519,665)	(5,842,785)
Accumulated other comprehensive income		(120,817)	2,331
Total Median Group Inc. stockholders' deficits		(2,545,252)	(3,065,224)
Non-controlling interest		-	117,351
Total stockholders’ deficits		(2,545,252)	(2,947,873)
Total liabilities and stockholders’ deficits		913,440	334,205

The accompanying notes are an integral part of these consolidated financial statements

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

		2016	2015
	Notes	US$	US$

Net revenue		43,495	47,563
Cost of revenue		(33,310)	(40,228)

Gross profit		10,185	7,335

Operating expenses:
Administration expenses		(913,782)	(106,722)
Total operating expenses		(913,782)	(106,722)

Operating loss from continuing operations		(903,597)	(99,387)

Other income / (expenses)
Other income		11,602	271
Gain on disposal of subsidiaries		194,947	5,091,189
Impairment of goodwill		-	(104,692)
Interest expenses		(160,000)	(160,000)

(Loss) / income from continuing operations		(857,048)	4,727,381

Discontinued operations, net of tax	6	-	(2,357,038)

Net income/(loss)		(857,048)	2,370,343

Less: Net loss attributable to non-controlling interests		(180,168)	(927,104)

Net income/(loss) attributable to Median Group Inc.		(676,880)	3,297,447

Net income/(loss) per share attributable to Median Group Inc. shareholders – Basic and diluted
Continuing operations		0.00	(0.00)
Discontinued operations		0.00	(0.00)
		0.00	(0.00)

Basic and diluted weighted average number of common shares*		11,331,890,494	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the year ended December 31, 2016 and 2015 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

		2016	2015
	Notes	US$	US$

Net income/(loss)		(857,048)	2,370,343

Other comprehensive income, net of tax
Foreign currency translation gain		(90,452)	602,020
Release of exchange reserve arising from disposal of subsidiaries		(17,493)	(758,206)
Total comprehensive income/(loss)		(964,993)	2,214,157
Less: Net loss attributable to non-controlling interests		(180,168)	(927,104)
Less: Other comprehensive income attributable to non-controlling interests – foreign currency translation gain		15,203	256,231
Total comprehensive income/(loss) attributable to Median Group Inc.		(800,028)	2,885,030

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Non-controlling Interest	Total Stockholders’ Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2015	11,307,232,960	2,775,230	414,748	(9,140,232)	(1,731,441)	(7,681,695)
Other comprehensive income:
Foreign currency translation loss	-	-	345,789	-	256,231	602,020
Release of exchange reserves arising from disposal of subsidiaries	-	-	(758,206)	-	(255,946)	(1,014,152)
	-	-	(412,417)	-	285	(412,132)
Net income/(loss) for the year	-	-	-	3,297,447	(927,104)	2,370,343
Total comprehensive income/(loss) for the year	-	-	(412,417)	3,297,447	(926,819)	1,958,211
Non-controlling interest from disposal of subsidiaries	-	-	-	-	2,648,522	2,648,522
Non-controlling interest from acquisition of a subsidiary	-	-	-	-	127,089	127,089

Balance at December 31, 2015 and at January 1, 2016	11,307,232,960	2,775,230	2,331	(5,842,785)	117,351	(2,947,873)

Other comprehensive income:
Foreign currency translation loss	-	-	(105,655)	-	15,203	(90,452)
Release of exchange reserves arising from disposal of subsidiary	-	-	(17,493)	-	47,614	30,121
	-	-	(123,148)	-	62,817	(60,331)
Net loss for the year	-	-	-	(676,880)	(180,168)	(857,048)
Total comprehensive loss for the year	-	-	(123,148)	(676,880)	(117,351)	(917,379)

Issuance of shares	120,000,000	1,320,000	-	-	-	1,320,000
	120,000,000	1,320,000	-	-	-	1,320,000
Balance at December 31, 2016	11,427,232,960	4,095,230	(120,817)	(6,519,665)	-	(2,545,252)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
	US$	US$

Cash flows from operating activities:
Net income / (loss)	(857,048)	2,370,343
Adjusted for non cash items: Impairment loss on goodwill	-	104,692
Depreciation	3,651	-
Gain on sale of subsidiary	(194,947)	-
	(1,048,344)	2,475,035
Changes in asset and liabilities
Increase in assets:
Accounts receivables	6,970	(6,970)
Prepayments and deposits	(15,986)	(81,962)
Amount due from a related party	369,180	(146,835)
(Decrease)/increase in liabilities:
Asset of operations held for sale – net liabilities and comprehensive income	-	(2,667,243)
Accounts payables	(6,273)	6,273
Other payables and accruals	18,631	(851,859)
Amounts due to related parties	-	-
Net cash used in operating activities	(675,822)	(1,273,561)

Cash flows from investing activities
Purchase of fixed assets	(194,814)	(1,211)
Cash from acquisition	-	917,136
Cash flows from investing activities :	(194,814)	915,925

Cash flows from financing activities
Proceeds from share issuance	1,320,000	-
Advances from related parties	376,357	431,485
Cash flows from financing activities :	1,696,357	431,485

Effect of exchange rate in comprehensive income	(105,655)	3,315
Net increase in cash and cash equivalents	720,066	77,164
Cash and cash equivalents - net, beginning	77,164	-

Cash and cash equivalents - net, ending	797,230	77,164

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1	ORGANIZATION

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

As announced in a Form 8-K on December 16, 2015 on December 11, 2015 the Company acquired a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”) for the provision of telecom services to members of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). Further details can be found in Note 13 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa. Our director Ahmad Shukri Abudl Ghani is a 30% shareholder of NIMC. MyAngkasa is a shareholder of the Company holding 50 million shares or about 0.44% of the issued share capital of the Company.

During the year, in October 2016, the Company raised $1,320,000 from independent third parties by issuing 120,000,000 shares at $0.011 per share. This money raised was used for working capital.

During the year, on December 2, 2016, the Company disposed its 51% interest in NIMC for a fair market value of RM1,000,001 or about US$224,574 to a company owned by directors of the Company, and realized a gain of $194,947. ON or about the same date, our subsidiary company, Grid Mobile Sdn. Bhd. (“Grid Mobile”) entered into a Master Distribution Agreement with NICM whereby NIMC would appoint Grid Mobile to be its preferred distributor of its mobile products and services in Malaysia for two years. Under this Master Distribution Agreement, Grid Mobile would need to pay a refundable deposits of RM3,000,000 or about $668,747 to NIMC and Grid Mobile would not procure, engage or appoint any other company that offers the same services as NIMC. As at the date of this report the Group has not paid the RM3,000,000 refundable deposit.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2016, the Company has an accumulated deficits totaling $6,519,665 and its current liabilities exceed its current assets by $545,252. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2016 include the financial statements of the Company and its wholly owned subsidiary Alpha Sunray Sdn. Bhd. and its newly acquired wholly owned subsidiary Grid Mobile Sdn. Bhd. During the year ended December 31, 2016, the Company disposed its 51% subsidiary Naim Indah Mobile Communications Sdn. Bhd for a consideration of RM1,000,001 or about $224,574.

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

Net Income (Loss) per Share

Basic earnings per share were computed by dividing net loss or net profit by the weighted average number of shares of common stock outstanding during the year. Diluted loss and profit per common share for the years ended December 31, 2016 and 2015, respectively are not presented as it would be anti-dilutive.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Trade Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company recorded no allowance for doubtful accounts for the years presented.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Foreign Currency Translation

The accounts of the Company's Hong Kong, and Malaysia subsidiaries are maintained, in the local currencies of their respective countries namely Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 “Comprehensive Income”. As of December 31, 2016 and 2015, the accumulated comprehensive loss was $120,817 and comprehensive income $2,331, respectively.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the years ended December 31, 2016 and 2015.

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

In May 2014, the Financial Accounting Standard Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In November 2014, FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Recent Pronouncements (Continued)

Recently Implemented Standards (continued)

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock

On October 17, 2016, the Company issued 120,000,000 shares of the Company to 3 independent parties at a price of $0.011 per share to raise a total cash proceed of approximately $1,320,000. The proceeds for this placement shall be used for working capital of the Company.

As at December 31, 2016 and 2015, the Company had a total of 11,427,232,960 shares and 11,307,232,960 shares of its common stock issued and outstanding, respectively.

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

For the year ended December 31, 2016, the Company did not issue or grant any stock option under the 2007 Stock Incentive Plan.

As at December 31, 2016, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Stock Incentive Plan.

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

The following table provides the components of Discontinued operations – net of tax:

	Year ended December 31
	2016	2015
	US$	US$

Net revenue	-	702,241
Less: sales discount	-	(71,382)
Cost of revenue	-	(1,128,950)
Gross loss	-	(498,091)
Administrative expenses	-	(999,752)
Loss from operations	-	(1,497,843)
Other income / (expenses)
Foreign exchange gain	-	(722,031)
Other income	-	70,452
Interest expenses	-	(207,616)
Loss from discontinued operations before taxation	-	(2,357,038)
Taxation	-	-
Loss from discontinued operations	-	(2,357,038)

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	2016	2015
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	241,880	417,384
	651,880	827,384

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	2016	2015
	US$	US$

Amounts due to related parties:
- Trade	-	-
- Non-trade	806,812	448,421
	806,812	448,421

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN

	2016	2015
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is unsecured and repayable on November 25, 2018, and bears interest of 8% per annum. The accrued interest as at December 31, 2016 and 2015 were $160,000 and $306,667, respectively, and were reclassified as amounts due to related parties.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 10	RELATED COMPANY TRANSACTIONS

During the year, on December 2, 2016, the Company sold all its interests representing 51% in Naim Indah Mobile Communications Sdn. Bhd. to a company controlled by our directors for a fair market value of RM1,000,001 or about $224,574 and realized a gain of $194,947. The transaction was made at arm’s length.

For the year ended December 31, 2016, the Company paid $22,077 (2015: $20,439) to its directors and its officers remuneration for their services provided to the Company.

For the year ended December 31, 2015 the Company (through its operations held for sale) had $23,290 sales of telecom SIM/reload cards through two distributors that are owned and controlled by the then directors of the Company. The terms of trade with these distributors are similar to the other third-party distributors of the Company.

A Group company has $8,000,000 promissory notes from a company that is beneficially owned by directors of the Company. The promissory notes bear interest at a rate of 4.5% per annum, and $4,000,000 is payable in November 2018 and the remaining $4,000,000 is payable in February 2019. During this fiscal year, on July 28, 2015, this Group company was disposed of together with these promissory notes, and the Group was no longer liable for these promissory notes as a result. For the year ended December 31, 2015 (up to the date of disposal) the Group company recorded $207,616 in interest expenses relating to these promissory notes.

NOTE 11	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2016, since the Company and its subsidiaries had significant net operating loss for taxation purposes.

For the years ended December 31, 2016 and 2015, the Company and its subsidiaries incurred net operating results for tax purposes of approximately loss of $402,041 and a loss of $42,976, respectively. Total net operating losses carry forward as at December 31, 2016 and 2015, (i) for Federal and State purpose were $12,114,959 and $11,712,918, respectively and (ii) for its entities outside of the United States had $51,035 and $28,105 respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2035. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at December 31, 2016 and 2015 was approximately $5,170,610 and $5,012,008, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has not concluded all U.S. federal income tax matters for the years through fiscal 2016, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2016 and 2015. The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $410,000 at December 31, 2016 (2015: $410,000).

A reconciliation between the income tax computed at the Malaysia statutory rate and the Company’s provision for income tax is as follows:

	2016	2015

Malaysia statutory rate	25%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(25%)	(25%)

Provision for income tax	-	-

As of December 31, 2016 and 2015, there were no material deferred tax assets or liabilities to be recognized.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2016 and 2015 the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

	2016	2016	2016	2015	2015	2015
	Revenue	Percentage of Revenue	Trade accounts Receivable	Revenue	Percentage of Revenue	Trade accounts Receivable
	US$		US$	US$		US$
Customer A	40,725	93.63%	-	-	-	-
Customer B	-	-	-	26,546	55.81%	-
Customer C	-	-	-	21,017	44.19%	6,970
Total:	40,725	93.63%	-	47,563	100%	6,970

(b)	Major vendors

During the year, the Company was a provider of consulting services. In the opinion of the Board, it is therefore of no value to disclose details of the Company’s vendors.

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

The Company’s interest-rate risk arises from shareholder loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2016 and 2015, shareholder loan was at fixed interest rate.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 13	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)	The Company has operating lease of its corporate office in Malaysia for 3 years ending April 1, 2019. The annual lease is RM406,998 (approximately US$90,720).

(b)	As at December 31, 2016, the Company is committed to pay RM3,000,000 (approximately US$668,702) as refundable deposit under the Master Distribution Agreement. The Company expects its operation to be commenced in the third quarter of 2017.

NOTE 14	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.