Form 10-Q
period 2017-03-31
Median Group Inc
filed 2017-05-22
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

17.1, Level 17, Tower 2, Bank Rakyat Twin Tower, No. 33, Jalan Rakyat, 50470 Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

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

Yes [  ]     No[ x ]

The number of common equity shares outstanding as of April 15, 2017 was 11,427,232,960 shares of Common Stock, no par value.

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

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Audited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

		March 31 2017	December 31 2016
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		169,041	797,230
Accounts receivables		5,873	-
Prepayments and deposits		115,498	113,981
Amount due from a related party	7	880,332	2,229
Total current assets		1,170,744	913,440

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Other payables and accruals	6	837,839	651,880
Amounts due to related parties	7	949,578	806,812
Total current liabilities		1,787,417	1,458,692

Long-term debts:
Shareholder loan	8	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,787,417	3,458,692

Commitments and contingencies	11

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,427,232,960 (2016: 11,427,232,960) shares issued and outstanding	4	4,095,230	4,095,230
Accumulated deficits		(6,578,613)	(6,519,665)
Accumulated other comprehensive losses		(133,290)	(120,817)
Total Median Group Inc. stockholders' deficits		(2,616,673)	(2,545,252)
Non-controlling interest		-	-
Total stockholders’ deficits		(2,616,673)	(2,545,252)
Total liabilities and stockholders’ deficits		1,170,744	913,440

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

		Three Months Ended 31 March
		2017	2016
	Notes	US$	US$

Net revenue		5,866	20,897
Cost of revenue		(3,407)	(13,618)

Gross profit		2,459	7,279

Operating expenses:
Administration expenses		(42,486)	(141,048)
Selling and distribution expenses		-	-
Total operating expenses		(42,486)	(141,048)

Operating loss from continuing operations		(40,027)	(133,769)

Other income / (expenses)
Other income		21,122	465
Finance charges		(43)	(80)
Interest expenses		(40,000)	(40,000)

Net loss		(58,948)	(173,384)

Less: Net loss attributable to non-controlling interests		-	(26,135)

Net loss attributable to Median Group Inc.		(58,948)	(147,249)

Net loss per share attributable to Median Group Inc. shareholders – Basic and diluted		(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,427,232,960	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2017 and 2016 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

		Three Months Ended 31 March
		201	7	2016
	Notes	US$		US$

Net loss		(58,948)		(173,384)

Other comprehensive (loss)/income, net of tax
Foreign currency translation (loss)/gain		(12,473)		6,539
Total comprehensive loss		(71,421)		(166,845)
Less: Net loss attributable to non-controlling interests		-		(26,135)
Less: Other comprehensive income attributable to non-controlling interests – foreign currency translation gain		-		10,207
Total comprehensive loss attributable to Median Group Inc.		(71,421)		(150,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total Stockholders’ Deficits
	US$	US$	US$	US$	US$

Balance at January 1, 2017 (Audited)	11,427,232,960	4,095,230	(120,817)	(6,519,665)	(2,545,252)
Other comprehensive loss – foreign currency translation loss	-	-	(12,473)	-	(12,473)
Net loss for the period	-	-	-	(58,948)	(58,948)

Balance at March 31, 2017	11,427,232,960	4,095,230	(133,290)	(6,578,613)	(2,616,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31
	2017	2016
	US$	US$
Cash flows from operating activities:
Net loss	(58,948)	(173,384)
Changes in asset and liabilities
Decrease/(increase) in assets:
Accounts receivables	(5,873)	6,970
Prepayments and deposits	(1,517)	34,879
Amounts due from related parties	(200,458)	(93,918)
(Decrease)/ increase in liabilities:
Accounts payables	-	(6,273)
Other payables and accruals	185,959	18,088
Net cash used in operating activities	(80,837)	(213,638)

Cash flows from investing activities	-	-
Master distributor deposit	(677,645)	-
Net cash used in investing activities	(677,645)	-

Cash flows from financing activities :
Advances from related parties	142,766	143,043
Cash flows from financing activities :	142,766	143,043

Effect of exchange rate in comprehensive (loss)/income	(12,473)	6,539
Net decrease in cash and cash equivalents	(628,189)	(64,056)
Cash and cash equivalents - net, beginning	797,230	77,164

Cash and cash equivalents - net, ending	169,041	13,108

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

On December 2, 2016, the Company disposed its 51% interest in NIMC for a fair market value of RM1,000,001 or about US$224,574 to a company owned by directors of the Company, and realized a gain of $194,947. On or about the same date, our subsidiary company, Median Digital Sdn. Bhd (formerly Grid Mobile Sdn. Bhd.) (“MDSB”) entered into a Master Distribution Agreement with NIMC whereby NIMC would appoint MDSB to be its preferred distributor of its mobile products and services in Malaysia for two years. Under this Master Distribution Agreement, MDSB would need to pay a refundable deposits of RM3,000,000 or about $668,747 to NIMC and MDSB would not procure, engage or appoint any other company that offers the same services as NIMC.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company Form 10-K filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended March 31, 2017 include the financial statements of the Company and its wholly owned subsidiaries Alpha Sunray Sdn. Bhd and Median Digital Sdn. Bhd (formerly Grid Mobile Sdn. Bhd.)

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended March 31, 2017 and 2016 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended March 31, 2017.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of March 31, 2017, the comprehensive loss was $133,290.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has incurred an accumulated deficits totaling $6,578,613 and its current liabilities exceed its current assets by $616,673. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of March 31, 2017, the Company had a total of 11,427,232,960 shares of its common stock issued and outstanding.

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

During the years 2007 to 2013, the Company had issued a total of 6,522,309 shares to its staff and consultants for their service provided.

During the years from 2014 to 2016, the Company did not issue any share options under the 2007 Plan.

As at March 31, 2017 and December 31, 2016, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Plan.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31 2017	December 31 2016
	US$	US$

Customer deposit	158,117	-
Potential tax penalty liability	410,000	410,000
Other payables and accruals	269,722	241,880
	837,839	651,880

NOTE 7	AMOUNTS DUE TO RELATED PARTIES

	March 31 2017	December 31 2016
	US$	US$

Amounts due from related parties:
- Trade	878,103	-
- Non-trade	2,229	2,229
	880,332	2,229

Amounts due to related parties:
- Trade	-	-
- Non-trade	949,578	806,812
	949,578	806,812

The trade receivables due from related parties which the two of our directors have interests, is non-secured, non-interest bearing and repayable on demand. The funds were advanced to the related parties in respect of paying a deposits under the Master Distribution Agreement (Note 9(b)).

The non-trade receivable amount due from a related party, a director of the Company, is unsecured, non-interest bearing and repayable on demand.

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 8	SHAREHOLDER LOAN
	March 31 2017	December 31 2016
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to Central High Limited, a major shareholder of the Company. This loan is unsecured and repayable on November 25, 2018, and bears interest of 8% per annum. The accrued interest for the three months ended March 31, 2017 was $40,000 (2016: $40,000).

NOTE 9	RELATED PARTY TRANSACTIONS

(a)	For the three months period ended March 31, 2017, the Company paid no remuneration (2016: NIL) to its directors and its officers for their services provided to the Company.

(b)	In early December 2016, the Company entered into a Master Distribution Agreement with a company beneficially owned by two of our directors. Pursuant to the agreement, the Company would pay a refundable deposit of RM3 million or about US$677,000 to be the preferred distributor of telecom products and services (including access to the MVNO platform) in the territory of Malaysia for a period of two years. The Company may receive certain rebates if it achieves sales of over RM10 million (about US$2,257,000) for each anniversary year, and such rebates shall vary by products and services to be agreed by the parties.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	INCOME TAXES

No provision was made for income tax for the three months ended March 31, 2017 and 2016, since the Company and its subsidiaries had significant net operating loss. In the three months ended March 31, 2017 and 2016, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $58,948 and $173,384, respectively. Total net operating losses carry forward as at March 31, 2017 and 2016, (i) for Federal and State purpose were $12,163,959 and $11,761,918, respectively and (ii) for its entities outside of the United States $59,207 and $152,489. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at March 31, 2017 and December 31, 2016 was approximately $5,038,671 and $5,170,610 respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Malaysia statutory rate and the Group's provision for income tax is as follows:

	2017	2016

Malaysia statutory rate	24%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(24%)	(25%)

Provision for income tax	-	-

NOTE 11	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)	The Company has operating lease of its corporate office in Malaysia for 3 years ending April 1, 2019. The annual lease is RM406,998 (approximately US$90,720).

NOTE 12	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2017.

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

The operation in CMSB incurred significant losses in 2014 and in 2016. The Group determined to re-focus the operation in the higher margin post-paid rather than pre-paid telecom services. As a result, on July 28, 2015, the Group disposed of its investment in CMSB to refocus its MVNO business from pre-paid to post-paid telecom services and a digital service provider.

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

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available. The revenue generated from the telecom services during this quarter is $5,866.

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

In 2016, this was another year of preparation and restructuring of our operations and raising the necessary capital to conduct our business. We were successfully in raising $1,320,000 in October 2016 for our working capital. In December 2016, we signed a Master Distribution Agreement with our then 51% subsidiary, Naim Indah Mobile Communications Sdn. Bhd. (“NIMC”) for us to sell telecom services on NIMC’s MVNO telecom platform. As a result of the Master Distribution Agreement, we determined to concentrate on the provision of services rather than the running of the MVNO Platform itself, and in December 2016 we sold NIMC to a company owned by two of our directors. In the first quarter of 2017, we derived $5,866 in telecom services. We will continue to pursue the sale of telecom services and concentrate on postpaid customers, where the margins are higher, through our partner networks.

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

Industry Overview and Competition

Telecommunication Market

Asia Pacific

At the end of 2015, 62% of the population in Asia Pacific (2.5 billion individuals) subscribed to mobile services. Growth rates in the region are set to remain above the global average, with Asia Pacific adding more than 600 million new subscribers by 2020. The focus of growth will shift to South and South-East Asia. ⁴

The region is seeing an accelerating technology migration to 4G, with the number of 4G connections increasing by 2.5 times over the course of 2015 and now totaling in excess of 600 million. A number of previously ‘laggard’ markets in Asia Pacific are now migrating to 4G, including the likes of Thailand, Malaysia and the Philippines. This is being driven by a number of factors including ongoing network investments by operators, falling device prices and growing consumer appetite for higher speed mobile.

Revenue growth in the region slowed sharply in 2015, reflecting slowing subscriber growth, a weak macroeconomic backdrop and ongoing competitive pressures in a number of markets. Growth rates should recover in the second half of the decade, due to the positive impact of the migration to 4G on data traffic growth. ¹

For the period ending January 2017, mobile connections as against the country’s population is led by Hong Kong with a penetration rate of 165% followed by Singapore (147%), Indonesia (142%), Malaysia (139%), Thailand (133%), Vietnam (131%) and Philippines (126%). On the other hand, mobile broadband penetration is highest in Singapore (146%) and followed by Thailand (131%), Hong Kong (125%), Malaysia (104%), Indonesia (65%), and Philippines (65%) with the global average 55%.³

On mobile social media penetration, Singapore is ahead with 70% with Hong Kong, Malaysia and Thailand closing in at 66%, 65% and 62% respectively. They are followed by Philippines (52%), Vietnam (43%), and Indonesia (35%) with the global average at 34%. The active M-commerce countries are Thailand (41%), Singapore (40%), Malaysia (38%), Hong Kong (36%), Indonesia (33%), Vietnam (28%) and Philippines (26%).³

Malaysia

The information and communication subsector continued to record a strong growth of 8.7% during the first six months of 2016 (January - June 2015: 9.4%). The communication segment remained as the major contributor to growth, sustaining its pace at 10.1% (January - June 2015: 10.1%) following new and expansion of internet-based applications as well as enhanced data plans. This was supported by growing number of information and communications technology (ICT) devices as well as continuous initiatives to enhance network coverage and communication access. Growth of the subsector was partly driven by infrastructure expansion to cater for the rising demand for reliable and high-speed internet, including 4G Long Term Evolution (LTE) network and fiber optic.²

¹ The Mobile Economy Asia Pacific 2016 - GSMA

² Bank Negara Malaysia Annual Report 2016

³ Digital in 2017 : Southeast Asia – we are social & Hootsuite

⁴ Digital in 2017 : Global Overview – we are social & Hootsuite

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

We have cash and cash equivalents of $169,041 as of March 31, 2017; a decrease of about 78.8% from the previous period end of December 31, 2016. In the opinion of management, the current funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2016

REVENUES.

For the three months period ended March 31, 2017, the Group derived $5,866 in revenue, $3,407 in cost of revenue and therefore had $2,459 in gross profit from its operations. For the three months period ended March 31, 2016, the Group derived $20,897 in revenue, $13,618 in cost of revenue and therefore had $7,279 in gross profit from its operations. The decrease in revenue is the result of the expiry of a contract.

OPERATING EXPENSES.

For the three month period ended March 31, 2017, from our continuing operation we had $2,459 in gross profit and our total operating expenses were $42,486, all of which were selling, general and administrative expenses. We also had $21,122 in other income, $43 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from operation for the three months period ended March 31, 2017 was $58,948. This was in comparison in the three months period ended March 31, 2016, from our operation we had $7,279 in gross profit and our total operating expenses were $141,048, all of which were selling, general and administrative expenses. The decrease in the administration expenses was the result of the administration expenses in the prior year of a subsidiary that was disposed at the end of last year. We also had $465 in other income, $80 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from operation for the three months period ended March 31, 2016 was $173,384.

Liquidity and Capital Resources

As at March 31, 2017, the Company had $169,041 in cash and the other current assets consisted of $5,873 in accounts receivables, $115,498 in prepayments and deposits and $880,332 in amount due from a related paries for a total assets of $1,170,744 as of March 31 2017. We also had current liabilities of $1,787,417 which were represented by $837,839 in other payables and accruals, $949,578 due to related parties. We also had $2,000,000 in long-term shareholders loan as at March 31, 2017, making our total liabilities $3,787,417. The working capital balance was a deficit of $613,673 as compared to $545,252 at December 31, 2016. The net cash used in operation was $80,837 during the current quarter as compared to $213,638 in the quarter ended March 31, 2016,

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2017.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the three months ended March 31, 2017 the Company incurred net losses of $58,948 and has accumulated losses of $6,578,613 as at March 31, 2017. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business and in developing the MVNO business in Malaysia. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during this quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	May 19, 2017
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	May 19, 2017
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	May 19, 2017
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	May 19, 2017
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer