Form 10-Q
period 2017-06-30
Median Group Inc
filed 2017-08-17
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Unit 17-01, Level 17, Tower 2, Bank Rakyat Twin Tower, No.33, Jalan Rakyat, 50470 Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

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

Yes [   ]     No[ x ]

The number of common equity shares outstanding as of July 15, 2017 was 11,593,899,627 shares of Common Stock, no par value.

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

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Audited)

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2017 and 2016

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended 30 June 2017

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

		June 30 2017	December 31 2016
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		84,594	797,230
Accounts receivables		8,488	-
Prepayments and deposits		150,653	113,981
Amount due from a related party	8	1,020,804	2,229
Total current assets		1,264,539	913,440

Non-current assets:
Intangible assets - goodwill		541,307	-
Fixed assets	4	45,393	-
		586,700	-

Total assets		1,851,239	913,440

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		36,655	-
Other payables and accruals	7	667,210	651,880
Amounts due to related parties	8	933,455	806,812
Total current liabilities		1,637,320	1,458,692

Long-term debts:
Long term loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,637,320	3,458,692

Commitments and contingencies	12

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 11,593,899,627 (2016: 11,427,232,960) shares issued and outstanding	5	4,728,563	4,095,230
Accumulated deficits		(6,557,475)	(6,519,665)
Accumulated other comprehensive income		(120,108)	(120,817)
Total Median Group Inc. stockholders' deficits		(1,949,020)	(2,545,252)
Non-controlling interest		162,939	-
Total stockholders’ deficits		(1,786,081)	(2,545,252)
Total liabilities and stockholders’ deficits		1,851,239	913,440

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

		Three Months Ended June 30		Six Months Ended June 30
		2017	2016	2017	2016
	Note	US$	US$	US$	US$

Net Revenue		329,189	12,479	335,055	33,376
Cost of revenue		(173,766)	(11,231)	(177,173)	(24,849)

Gross profit		155,423	1,248	157,882	8,527

Operating expenses:
Administration expenses		(50,629)	(57,335)	(93,115)	(198,383)
Selling and distribution expenses		-	-	-	-
Total operating expenses		(50,629)	(57,335)	(93,115)	(198,383)

Operating income/(loss) from operations		104,794	(56,087)	64,767	(189,856)

Other income / (expenses)
Other income		29,717	53	50,839	518
Finance charges		(37)	(77)	(80)	(157)
Interest expenses		(40,000)	(40,000)	(80,000)	(80,000)

Income/(Loss) before taxation		94,474	(96,111)	35,526	(269,495)
Recovery of tax		19	-	19	-
Net income/(loss)		94,493	(96,111)	35,545	(269,495)
Less: Net income/(loss) attributable to non-controlling interests		73,355	(44,624)	73,355	(70,759)
Net income/(loss) attributable to Median Group Inc.		21,138	(51,487)	(37,810)	(198,736)

Net loss per share attributable to Median Group Inc. Shareholders – Basic and diluted
Continuing operations		(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
		(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,456,536,989	11,307,232,960	11,441,965,925	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and six months ended June 30, 2017 and 2016 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

		Three Months Ended June 30		Six Months Ended June 30
		2017	2016	2017	2016
	Note	US$	US$	US$	US$

Net income/(loss)		94,493	(96,111)	35,545	(269,495)

Other comprehensive income, net of tax
Foreign currency translation gain/(loss)		14,348	(3,488)	1,875	3,051
Total comprehensive income/(loss)		108,841	(99,599)	37,420	(266,444)
Less: Net income/(loss) attributable to non-controlling interests		73,355	(44,624)	73,355	(70,759)
Less: Other comprehensive income/(loss) attributable to non-controlling interests – foreign currency translation income (loss)		1,166	(3,585)	1,166	6,622
Total comprehensive income/(loss) attributable to Median Group Inc.		34,320	(51,390)	(37,101)	(202,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income	Accumulated Deficits	Non-controlling Interest	Total Stockholders’ Equity
	US$	US$	US$	US$	US$	US$

Balance at January 1, 2017 (Audited)	11,427,232,960	4,095,230	(120,817)	(6,519,665)	-	(2,545,252)
Issue of shares	166,666,667	633,333	-	-	88,418	721,751
Other comprehensive income – foreign currency translation gain	-	-	709	-	1,166	1,875

Net income/(loss) for the period	-	-	-	(37,810)	73,355	35,545

Balance at June 30, 2017	11,593,899,627	4,728,563	(120,108)	(6,557,475)	162,939	(1,786,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended June 30
	2017	2016
	US$	US$
Cash flows from operating activities:
Net income/(loss)	35,545	(269,495)
Adjusted for non cash items:
Depreciation	-	1,573
	35,545	(267,922)
Changes in asset and liabilities
(Increase)/decrease in assets
Accounts receivables	(6,739)	6,970
Prepayments and deposits	167,352	6,310
Amount due from a related party	(847,176)	(89,214)
Increase/(decrease) in liabilities:
Asset of operations held for sale – net liabilities	-	-
Accounts payable	34,509	(6,273)
Other payables and accruals	(311,744)	245,058
Net cash used in operating activities	(928,253)	(105,071)

Cash flows used in investing activities
Purchase of fixed assets	-	(197,098)
Net cash used in investing activities	-	(197,098)

Cash flows from financing activities :
Cash acquired on acquisition of subsidiary	87,099	-
Amounts due to related parties	126,643	226,832
Net cash from financing activities	213,742	226,832

Effect of exchange rate in comprehensive income	1,875	3,051
Net decrease in cash and cash equivalents	(712,636)	(72,286)
Cash and cash equivalents - net, beginning	797,230	77,164

Cash and cash equivalents - net, ending	84,594	4,878

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares for the acquisition of subsidiary	633,333	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

In October 2016, the Company raised $1,320,000 from independent third parties by issuing 120,000,000 shares at $0.011 per share. This fund raised was used for working capital.

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

On June 15, 2017 the Company acquired 51% equity interest in GNS Technology (M) Sdn. Bhd. (“GNS Malaysia”) by the issuance of 166,666,667 new shares in the Company. GNS is engaged in the provision of network design, construction and maintenance services for fibre optics backbone and Fiber-to-the-Home (FTTH”) broadband services. Pursuant to the acquisition agreement, the Vendors are entitled to an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

The principal activities of GNS Malaysia are provision of network design, construction and maintenance services for fiber optics backbone and Fiber-to-the-Home (FTTH) broadband services. Currently GNS Malaysia is currently engaged in the provisioning of the design and construction of network monitoring center in Malaysia. The goodwill arising on the acquisition of GNS Malaysia is $541,307. The management believes that based on the business plans and the forecasted results of the GNS Malaysia that the goodwill will not need to provide for any diminution in value.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended June 30, 2017 include the financial statements of the Company and its wholly owned subsidiaries Alpha Sunray Sdn. Bhd and Median Digital Sdn. Bhd (formerly Grid Mobile Sdn. Bhd.) and also include 51% equity interest subsidiary GNS Technology (M) Sdn. Bhd. from the date of acquisition on June 15, 2017.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended June 30, 2017 and 2016 respectively, are not presented as it would be anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended June 30, 2017.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of June 30, 2017, the comprehensive loss was $120,108.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has incurred an accumulated deficits totaling $6,557,475 and its current liabilities exceed its current assets by $372,781. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as following:

	June 30 2017	December 31 2016
	US$	US$
Cost
Furniture, fixtures and equipment	23,043	-
Motor vehicle	25,392	-
	48,435	-
Accumulated depreciation	3,042	-
Balance at end of period	45,393	-

NOTE 5	STOCKHOLDERS’ EQUITY

Common Stock

On October 17, 2016, the Company issued 120,000,000 shares of the Company to 3 independent parties at a price of $0.011 per share to raise a total cash proceed of approximately $1,320,000. The proceeds for this placement shall be used for working capital of the Company.

On June 15, 2017 the Company issued 166,666,667 shares at the then market price of $0.0038 per share for a total share consideration of 633,333 to satisfy the consideration for acquiring 51% equity interest in GNS Technology (M) Sdn. Bhd.

As of June 30, 2017, the Company had a total of 11,593,899,627 shares of its common stock issued and outstanding.

NOTE 6	STOCK OPTIONS

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

As at June 30, 2017 and December 31, 2016, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Plan.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	June 30 2017	December 31 2016
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	257,210	241,880
	667,210	651,880

NOTE 8	AMOUNTS DUE TO RELATED PARTIES

	June 30 2017	December 31 2016
	US$	US$

Amounts due from related parties:
- Trade	-	-
- Non-trade	1,020,804	2,229
	1,020,804	2,229

Amounts due to related parties:
- Trade	-	-
- Non-trade	933,455	806,812
	933,455	806,812

The trade receivables due from related parties which the two of our directors have interests, is non-secured, non-interest bearing and repayable on demand. The funds were advanced to the related parties in respect of paying a deposits under the Master Distribution Agreement (Note 10(b)).

The non-trade receivable amount due from a related party, a director of the Company, is unsecured, non-interest bearing and repayable on demand.

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN
	June 30 2017	December 31 2016
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to a shareholder of the Company. This loan is unsecured and repayable on November 25, 2018, and bears interest of 8% per annum. The accrued interest for the six months ended June 30, 2017 was $80,000 (2016: $80,000).

NOTE 10	RELATED PARTY TRANSACTIONS

(a)	For the six months period ended June 30, 2017, the Company paid no remuneration (2016: NIL) to its directors and its officers for their services provided to the Company.
(b)	In early December 2016, the Company entered into a Master Distribution Agreement with a company beneficially owned by two of our directors. Pursuant to the agreement, the Company would pay a refundable deposit of RM3 million or about US$677,000 to be the preferred distributor of telecom products and services (including access to the MVNO platform) in the territory of Malaysia for a period of two years. The Company may receive certain rebates if it achieves sales of over RM10 million (about US$2,257,000) for each anniversary year, and such rebates shall vary by products and services to be agreed by the parties.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	INCOME TAXES

No provision was made for income tax for the six months ended June 30, 2017 and 2016, since the Company and its subsidiaries had significant net operating loss. In the six months ended June 30, 2017 and 2016, the Company and its subsidiaries incurred net operating profit/(losses) for tax purposes of approximately $35,545 and $(269,495), respectively. Total net operating losses carry forward as at June 30, 2017 and 2016, (i) for Federal and State purpose were $12,212,959 and $11,810,918, respectively and (ii) for its entities outside of the United States $59,484 and $281,728. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at June 30, 2017 and December 31, 2016 was approximately $5,019,852 and $5,170,610 respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Malaysia statutory rate and the Group's provision for income tax is as follows:

	2017	2016

Malaysia statutory rate	24%	25%
Tax allowance	-	-
Valuation allowance – Loss carryforward under Malaysia rate	(24%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

(a)	The Company has operating lease of its corporate office in Malaysia for 3 years ending April 1, 2019. The annual lease is RM406,998 (approximately US$90,720).

(b)	Pursuant to the acquisition of 51% equity interest in GNS Technology (M) Sdn. Bhd. (“GNS Malaysia”), the Company shall pay the vendors an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

NOTE 13	SUBSEQUENT EVENTS

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

On June 15, 2017 the Company acquired 51% equity interest in GNS Technology (M) Sdn. Bhd. (“GNS Malaysia”) by the issuance of 166,666,667 new shares in the Company. GNS is engaged in the provision of network design, construction and maintenance services for fibre optics backbone and Fiber-to-the-Home (FTTH”) broadband services. Pursuant to the acquisition agreement, the Vendors are entitled to an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit and the network design and construction business. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available. The revenue generated from the telecom services and the newly acquired network design, construction and maintenance service for broadband services during this period was $6,120 and $328,935, respectively.

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

2017 Products & Services Overview

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

Infrastructure Provider

The principal activities of GNS are provision of network design, construction and maintenance services for fiber optics backbone and Fiber-to-the-Home (FTTH) broadband services.

The telecommunications industry comprised of many types of companies at different levels within the industry, all making products and/or providing a service to supply local and long distance telephone service, internet service, and new technologies (including VoIP, CATV, HDTV, and security) to the end users (residential, business, and institutional).

A large portion of the telecommunications industry is comprised of equipment manufacturers (switch, router, and network component companies) producing products that make and/or route connections from point-to-point via a central office location. Whether these products are used in networks supporting wired or wireless applications, the ultimate goal for equipment manufacturers is to produce an efficient, cost effective, and reliable product to support network service providers.

Solution providers is another level of the telecommunications industry which is large in size. In this segment, companies source, develop, and implement the network infrastructure that ‘service providers’ will use to supply communication connections to the end users. As a segue between component manufacturers and service providers, solutions providers greatly influence network structures, protocols, and the successful implementation of emerging technologies.

The other large segment of the telecommunications industry is service providers. This market is focused on providing communications, in one form or other, to the end users. For most people, this segment is viewed as the face of the industry, delivering the final product/service that the equipment manufacturers and solutions providers support. The most common applications for this segment are premises networks, LAN (local area networks), WAN (wide area networks), and wireless networks.

GNS’s offerings are that of connectivity at multiple levels of the telecommunications industry ranging from standard cable assemblies and loopbacks for the equipment manufacturing segment to optical drop cables to support service provider networks.

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

Fibre Internet in Malaysia

Fiber internet represents a faster broadband than practically any other type of broadband in Malaysia. “Faster” means that more data transfers per second than other types of broadband services. Essentially, fibre optic technology converts electrical signals that carry data into light, which are transferred via hair-thin glass cables. Fiber also supports simultaneous access to internet, voice and television connections.

Fibre-optics is a fairly recent development worldwide and particularly in Malaysia. It is available to limited areas because of the infrastructure required. In Malaysia, it is typically known as Fibre to the Home (FTTH), and it is replacing ADSL in urban centres, bringing with it a shift to 24-month package contracts typical of a UK or US internet provider.

Fiber internet services in Malaysia typically provide speeds ranging from 5 Mbps to 100 Mbps. Companies offering FTTH include Time dotCom, Telekom Malaysia’s UniFi and Maxis among others. The fibre options are typically much faster than the ADSL and Wireless Broadband options. However, fibre broadband in Malaysia is still not as fast as some fibre broadband options in the United States, like Google Fibre, which offers up to 1 Gbps.

In the first quarter of 2017 (1Q17), household broadband penetration rate is 81.8% (4Q16:81.5%) with 2.5 million fixed broadband subscriptions and 30.6 million (4Q16:28.5 million) mobile broadband subscriptions. ¹

¹ Malaysian Communications and Multimedia Commission – “Communications and Multimedia : Facts and Figures 1Q 2017

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions and cooperative advertising agreements, as described more fully under "Overview" above.

We have cash and cash equivalents of $84,594 as of June 30, 2017; a decrease of about 89.3% from the previous period end of December 31, 2016. In the opinion of management, the current funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Results of operation.

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2016

REVENUES.

For the three months period ended June 30, 2017, the Group realized $329,189 in revenue, $173,766 in cost of revenue, achieving $155,423 in gross profit from its operations. For the three months ended June 30, 2016 the Group realized $12,479 in revenue, $11,231 in cost of revenue, achieving $1,248 in gross profit from its operations. The Company derived revenue of $254 from telecom services and $328,935 from network design services for the three months ended June 30, 2017 as compared to $12,479 in telecom services for the three months ended June 30, 2016.

For the six months period ended June 30, 2017, the Group realized $335,055 in revenue, $177,173 in cost of revenue, achieving $157,882 in gross profit from its operations. For the six months ended June 30, 2016 the Group realized $33,376 in revenue, $24,849 in cost of revenue, achieving $8,527 in gross profit from its operations. The Company derived revenue of $6,120 from telecom services and $328,935 from network design services for the six months ended June 30, 2017 as compared to $33,376 in telecom services for the six months ended June 30, 2016.

OPERATING EXPENSES.

For the three months period ended June 30, 2017, we had $155,423 in gross profit and our total operating expenses were $50,629, all of which were selling, general and administrative expenses. We also had $29,717 in other income, $37 in finance charges, $40,000 in interest expenses and $19 in recovery of taxation, so that the net income to our shareholders from our operations for the three months period ended June 30, 2017 was $94,493. This was in comparison in the three months period ended June 30 2016, we had $1,248 in gross profit and our total operating expenses were $57,335, all of which were selling, general and administrative expenses. We also had $53 in other income, $77 in finance charges, and $40,000 in interest expenses, so that the net loss to our shareholders from our operations for the three months period ended June 30, 2016 was $96,111.

For the six months period ended June 30, 2017, we had $157,882 in gross profit and our total operating expenses were $93,115, all of which were selling, general and administrative expenses. We also had $50,839 in other income, $80 in finance charges, $80,000 in interest expenses and $19 in recovery of taxation, so that the net income to our shareholders from our operations for the three months period ended June 30, 2017 was $35,545. This was in comparison in the six months period ended June 30 2016, we had $8,527 in gross profit and our total operating expenses were $198,383, all of which were selling, general and administrative expenses. We also had $518 in other income, $157 in finance charges, and $80,000 in interest expenses, so that the net loss to our shareholders from our operations for the three months period ended June 30, 2016 was $269.495.

Liquidity and Capital Resources

As at June 30, 2017, the Company had cash and cash equivalents totaling $84,594 and the other current assets consisted of $8,488 in accounts receivables, $150,653 in prepayments and deposits, $1,020,804 in due from related parties, $541,307 in goodwill and $45,393 in fixed assets. Therefore our total assets was $1,851,239 as of June 30, 2017. We also had current liabilities of $1,637,320 which were represented by $36,655 in accounts payables, $667,210 in other payables and accruals and $933,455 in amounts due to related parties. We also had $2,000,000 in long-term shareholders loan as of June 30, 2017, making our total liabilities $3,367,320.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2017.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the six months ended June 30, 2017 the Company incurred net income of $35,526 and has accumulated losses of $6,557,475 as at June 30, 2017. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business, the developing the MVNO business in Malaysia and the newly acquired network design and maintenance services for fiber optics backbone and Fiber-to-the-Home broadband services. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

On June 15, 2017 the Company issued 166,666,667 shares to the vendors as the consideration for the acquisition of 51% equity interest in GNS Technology (M) Sdn. Bhd.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

2.1	Sale and Purchase Agreement between GNS Technology Co. Ltd, Kim Chul Woo, GNS Technology (M) Sdn. Bhd. and Median Group Inc.(7)

3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation, as amended.(3)
3.1.3	Certificate of Amendment to Articles of Incorporation, as amended.(5)
3.1.4	Certificate of Amendment to Articles of Incorporation, as amended.(6)
3.2	Bylaws (1)

10.1	2007 Stock Incentive Plan (4)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on April 15, 2003.
2.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on February 3, 2005.
3.	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the SEC on September 26, 2005.
4.	Incorporated by reference to our Registration Statement on Form S8 as filed with the SEC on March 8, 2007.
5.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 7, 2014.
6.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on October 12, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on June 5, 2017.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	August 17, 2017
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	August 17, 2017
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	August 17, 2017
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	August 17, 2017
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer