Form 10-Q
period 2017-09-30
Median Group Inc
filed 2018-03-23
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Tel: +603 2714 2020   Fax: +603 2714 2121

---------------------------------------------------------------------

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

Yes [   ]     No [ x ]

The number of common equity shares outstanding as of December 15, 2017 was 11,593,899,627 shares of Common Stock, no par value.

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

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Audited)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2017 and 2016

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

		September 30 2017	December 31 2016
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		24,286	797,230
Accounts receivables		32,307	-
Prepayments and deposits		153,180	113,981
Amounts due from related parties	8	1,075,359	2,229
Total current assets		1,285,132	913,440

Non-current assets:
Intangible assets - goodwill		541,307	-
Property and equipment	4	42,433	-
		583,740	-

Total assets		1,868,872	913,440

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		63,397	-
Other payables and accruals	7	750,041	651,880
Amounts due to related parties	8	973,665	806,812
Total current liabilities		1,787,103	1,458,692

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,787,103	3,458,692

Commitments and contingencies	12

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 11,593,899,627 (2016: 11,427,232,960) shares issued and outstanding	5	4,728,563	4,095,230
Accumulated deficits		(6,655,780)	(6,519,665)
Accumulated other comprehensive income		(108,748)	(120,817)
Total Median Group Inc. stockholders' deficits		(2,035,965)	(2,545,252)
Non-controlling interest		117,734	-
Total stockholders’ deficits		(1,918,231)	(2,545,252)
Total liabilities and stockholders’ deficits		1,868,872	913,440

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	US$	US$	US$	US$

Net Revenue	23,479	7,350	358,534	40,726
Cost of revenue	(63,287)	(6,615)	(240,460)	(31,464)

Gross (loss) profit	(39,808)	735	118,074	9,262

Operating expenses:
Administration expenses	(94,448)	(158,691)	(187,563)	(357,074)
Selling and distribution expenses	-	-	-	-
Total operating expenses	(94,448)	(158,691)	(187,563)	(357,074)

Operating loss from operations	(134,256)	(157,956)	(69,489)	(347,812)

Other income (expenses)
Other income	28,776	223	79,615	741
Finance charges	(34)	(35)	(114)	(192)
Interest expenses	(40,000)	(40,000)	(120,000)	(120,000)

Loss before taxation	(145,514)	(197,768)	(109,988)	(467,263)
Recovery of tax	-	-	19	-
Net loss	(145,514)	(197,768)	(109,969)	(467,263)
Less: net (loss) income attributable to non-controlling interests	(47,209)	(44,825)	26,146	(115,584)
Net loss attributable to Median Group Inc.	(98,305)	(152,943)	(136,115)	(351,679)

Net loss per share attributable to Median Group Inc. Shareholders - Basic and diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number of common shares *	11,593,899,627	11,307,232,960	11,493,167,026	11,307,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months ended September 30, 2017 and 2016 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

		Three Months Ended September 30		Nine Months Ended September 30
		2017	2016	2017	2016
	Note	US$	US$	US$	US$

Net loss		(145,514)	(197,768)	(109,969)	(467,263)

Other comprehensive income, net of tax
Foreign currency translation gain		13,364	56	15,239	3,107
Total comprehensive loss		(132,150)	(197,712)	(94,730)	(464,156)
Less: net (loss) income attributable to non-controlling interests		(47,209)	(44,825)	26,146	(115,584)
Less: other comprehensive income attributable to non-controlling interests - foreign currency translation income		2,004	33	3,170	6,655
Total comprehensive loss attributable to Median Group Inc.		(86,945)	(152,920)	(124,046)	(355,227)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficits	Non-controlling Interest	Total Stockholders' (Deficits) Equity
		US$	US$	US$	US$	US$

Balance at January 1, 2017 (Audited)	11,427,232,960	4,095,230	(120,817)	(6,519,665)	-	(2,545,252)
Issue of shares	166,666,667	633,333	-	-	88,418	721,751
Other comprehensive income - foreign currency translation gain	-	-	12,069	-	3,170	15,239

Net income (loss) for the period	-	-	-	(136,115)	26,146	(109,969)

Balance at September 30, 2017	11,593,899,627	4,728,563	(108,748)	(6,655,780)	117,734	(1,918,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC (Formerly China Media Group Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended September 30
	2017	2016
	US$	US$
Cash flows from operating activities:
Net (loss)	(109,969)	(467,263)
Adjusted for non cash items:
Depreciation	2,960	3,651
	(107,009)	(463,612)
Changes in asset and liabilities
(Increase)/decrease in assets
Accounts receivables	(30,558)	6,970
Prepayments and deposits	164,825	9,409
Amount due from a related party	(901,731)	(81,296)
Increase/(decrease) in liabilities:
Accounts payable	61,251	20,689
Other payables and accruals	(228,913)	248,422
Net cash used in operating activities	(1,042,135)	(259,418)

Cash flows used in investing activities
Purchase of fixed assets	-	(193,628)
Net cash used in investing activities	-	(193,628)

Cash flows from financing activities :
Cash acquired on acquisition of subsidiary	87,099	-
Amounts due to related parties	166,853	376,851
Net cash from financing activities	253,952	376,851

Effect of exchange rate in comprehensive income	15,239	3,107
Net decrease in cash and cash equivalents	(772,944)	(73,088)
Cash and cash equivalents - net, beginning	797,230	77,164

Cash and cash equivalents - net, ending	24,286	4,076

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares for the acquisition of subsidiary	633,333	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

As announced in a Form 8-K on December 16, 2015 on December 11, 2015 the Company acquired a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. (“NIMC”), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. (“MyAngkasa”) for the provision of telecom services to members of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad (“Angkasa”). Further details can be found in Note 13 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa. Our director Ahmad Shukri Abdul Ghani is a 30% shareholder of NIMC. MyAngkasa is a shareholder of the Company holding 50 million shares or about 0.44% of the issued share capital of the Company.

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

On acquisition, GNS had $45,393 in fixed assets of, $1,749 in trade receivables, $87,099 in cash, $204,024 in prepayments and deposits and $171,399 in amounts due from related party for a total assets of $509,664; GNS also had $2,129 in trade payables and $327,091 in advance revenue for a total liabilities of $329,220 and a net assets of $180,444.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended September 30, 2017 include the financial statements of the Company and its wholly owned subsidiaries Alpha Sunray Sdn. Bhd and Median Digital Sdn. Bhd (formerly Grid Mobile Sdn. Bhd.) and also include 51% equity interest subsidiary GNS Technology (M) Sdn. Bhd. from the date of acquisition on June 15, 2017.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended September 30, 2017 and 2016 respectively, are not presented as it would be anti-dilutive.

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

Property and Equipment

Property and equipment is stated at costs. Depreciation are computed using the straight-line method over the estimated economic useful lives as follows:
Office equipment and computers	5 years
Motor vehicle	5 years
Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss

Impairment of long-lived assets

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

Network design services income is recognized as revenue when the services has been substantially provided..

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended September 30, 2017.

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

Foreign Currency Translation

The accounts of the Company's Hong Kong and Malaysia subsidiaries are maintained in Hong Kong dollars (HK) and Malaysia Ringgit (RM), respectively. Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 “Foreign Currency Translation” which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. As of September 30, 2017, the comprehensive loss was $108,748.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2017, the Company has incurred an accumulated deficits totaling $6,655,780 and its current liabilities exceed its current assets by $501,971. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as following:

	September 30 2017	December 31 2016
	US$	US$
Cost
Furniture, fixtures and equipment	23,043	-
Motor vehicle	25,392	-
	48,435	-
Accumulated depreciation	(6,002)	-
Balance at end of period	42,433	-

NOTE 5	STOCKHOLDERS’ EQUITY

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

As of September 30, 2017, the Company had a total of 11,593,899,627 shares of its common stock issued and outstanding.

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

During the years from 2014 to September 30, 2017, the Company did not issue any share options under the 2007 Plan.

As at September 30, 2017 and December 31, 2016, there were i) no outstanding stock options and ii) 31,877,691 shares available to be issued under the 2007 Plan.

In October 2017, the 2007 Stock Incentive Plan expired together with all the then shares available for issue.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	September 30 2017	December 31 2016
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	340,041	241,880
	750,041	651,880

NOTE 8	AMOUNTS DUE FROM (TO) RELATED PARTIES

	September 30 2017	December 31 2016
	US$	US$

Amounts due from related parties:
- Trade	-	-
- Non-trade	1,075,359	2,229
	1,075,359	2,229

Amounts due to related parties:
- Trade	-	-
- Non-trade	(973,665)	(806,812)
	(973,665)	(806,812)

The non-trade receivables due from related parties which the two of our directors have interests, is non-secured, non-interest bearing and repayable on demand. The funds were advanced to the related parties in respect of paying a deposits under the Master Distribution Agreement (Note 10(3)).

The non-trade receivable amount due from a related party, a director of the Company, is unsecured, non-interest bearing and repayable on demand.

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 9	SHAREHOLDER LOAN
	September 30 2017	December 31 2016
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is due to a shareholder of the Company. This loan is unsecured and repayable on November 25, 2018, and bears interest of 8% per annum. The accrued interest for the nine months ended September 30, 2017 was $120,000 (2016: $120,000).

NOTE 10	RELATED PARTY TRANSACTIONS

1.	For the nine months period ended September 30, 2017, the Company paid no remuneration (2016: NIL) to its directors and its officers for their services provided to the Company.
2.	During the period a Group subsidiary provided consulting services amount to USD23,479 to a company owned and controlled by our directors.
3.

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

No provision was made for income tax for the nine months ended September 30, 2017 and 2016, since the Company and its subsidiaries had significant net operating loss. In the nine months ended September 30, 2017 and 2016, the Company and its subsidiaries incurred net losses for tax purposes of approximately $109,969 and $467,263, respectively. Total net operating losses carry forward as at September 30, 2017 and 2016, (i) for Federal and State purpose were $12,261,959 and $11,859,918, respectively and (ii) for its entities outside of the United States $49,679 and $387,185. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at September 30, 2017 and December 31, 2016 was approximately $5,061,841 and $5,170,610 respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Malaysia statutory rate and the Group's provision for income tax is as follows:

	2017	2016

Malaysia statutory rate	24%	25%
Tax allowance	-	-
Valuation allowance - Loss carryforward under Malaysia rate	(24%)	(25%)

Provision for income tax	-	-

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are set out below as follows:-

1.	The Company has operating lease of its corporate office in Malaysia for 3 years ending April 1, 2019. The annual lease is RM406,998 (approximately US$90,720).

2.	Pursuant to the acquisition of 51% equity interest in GNS Technology (M) Sdn. Bhd. (“GNS Malaysia”), the Company shall pay the vendors an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

NOTE 13	SUBSEQUENT EVENTS

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd (“NIMC”). NIMC is a newly established MVNO holding all the necessary licenses to operate as an MNVO. Previously we were in discussion with a Malaysia Telecom operator on rolling out our MVNO services. However, these discussions have been terminated during the period, and we are now exploring other operating structures for our telecom and digital services.

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

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit and the network design and construction business. The Group will terminate and streamline its adverting business unit and product services unit until a viable business opportunity is available. During this three months period ended September 30, 2017, the revenue generated from the newly acquired network design, construction and maintenance service for broadband services was $23,479. The revenue generated from the telecom services and the newly acquired network design, construction and maintenance service for broadband services during the nine months period ended September 30, 2017 was $6,120 and $352,414, respectively.

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

In December 2016, we signed a Master Distribution Agreement with our then 51% subsidiary, Naim Indah Mobile Communications Sdn. Bhd. (“NIMC”) for us to sell telecom services on NIMC’s MVNO telecom platform. As a result of the Master Distribution Agreement, we determined to concentrate on the provision of services rather than the running of the MVNO Platform ourselves, and in December 2016 we sold NIMC to a company owned by two of our directors. In the first 3 quarters of 2017, we derived $6,120 in telecom services and no revenue in the last quarter just then ended. Given the competitive telecom services market, we have scaled back our telecom services division until we can identify a niche market we can compete in. In the meantime, our newly acquired network design, construction and maintenance service recorded a revenue of $23,479 for this quarter ended September 30, 2017 and a total of $352,414 since the acquisition on June 15, 2017. We will continue to pursue the sale of telecom services and concentrate on postpaid customers, where the margins are higher, through our partner networks.

A more thorough discussion on becoming a digital service provider and infrastructure provider are discussed below.

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

Industry Overview and Competition

Telecommunication Market

Asia Pacific

Asia Pacific has been the biggest contributor to global subscriber growth in recent years and still has considerable room for growth over the rest of the decade. As of the end of 2016, there were 2.7 billion unique subscribers in Asia Pacific, accounting for two thirds of the region’s population. More than half the world’s mobile subscribers live in Asia Pacific - mostly in China and India.

Over the last few years there has been a dramatic shift towards higher speed mobile technology in Asia Pacific. In 2016, mobile broadband (3G and above) became the dominant technology, accounting for just over half of total connections across the region, up from 20% in 2012. 2016 was also the year 4G connections overtook 3G connections.

Other previously ‘laggard’ 4G markets such as Malaysia, Indonesia, Myanmar, the Philippines and India are now beginning to see an accelerating migration to 4G, driven by ongoing network investment by mobile operators, increased competition, falling device prices and growing consumer appetite for higher speed mobile. Overall in the region, 4G will account for 48% of total connections by 2020.

As smartphone adoption continues to rise in the region (just over half of total connections were smartphones at the end of 2016) and as more users come online, an increasing range of mobile services are being consumed, including video, social media, e-commerce and financial services.¹

For the period ending January 2018 within the South East Asia nations, mobile connections as against the country’s population was led by Indonesia with a penetration rate of 157% followed by Vietnam (153%), Singapore (150%), Thailand (135%) and Malaysia (133%). On the other hand, mobile broadband penetration was highest in Singapore (150%) and followed by Thailand (134%), Malaysia (107%) Indonesia (84%) and Philippines (65%) with the worldwide average at 63%.³

On mobile social media penetration, Singapore was ahead with 75% with Malaysia and Thailand closing in at 69%, 67% respectively. They were followed by Philippines (59%), Vietnam (52%) and Indonesia (45%) with the worldwide average at 39%.

Meanwhile, Thailand led the mobile banking penetration rate with 56% followed by Singapore and Malaysia (47% each), Vietnam (30%), Philippines (28%) and Indonesia (27%)

The active M-commerce countries were Thailand with a penetration rate of 52%, Malaysia (40%), Singapore (39%), Vietnam (33%) and Indonesia (31%).⁴

Malaysia

The information and communication subsector continued to record a strong growth of 8.7% during the first six months of 2016 (January - June 2015: 9.4%). The communication segment remained as the major contributor to growth, sustaining its pace at 10.1% (January - June 2015: 10.1%) following new and expansion of internet-based applications as well as enhanced data plans. This was supported by growing number of information and communications technology (ICT) devices as well as continuous initiatives to enhance network coverage and communication access. Growth of the subsector was partly driven by infrastructure expansion to cater for the rising demand for reliable and high-speed internet, including 4G Long Term Evolution (LTE) network and fiber optic.²

In the third quarter of 2017 (3Q2017), mobile-cellular penetration rate was at 131.8% (2Q2017: 133.7%) with 34.1 million (2Q2017: 33.4 million) mobile broadband subscriptions. There were 32.4 million (2Q2017: 33.0 million) prepaid subscriptions and 10.0 million (2Q2017: 9.8 million) postpaid subscriptions.⁵

[1]  The Mobile Economy Asia Pacific 2017 - GSMA

[2]  Bank Negara Malaysia Annual Report 2016

[3]  Digital in 2018 : Global Overview - we are social & Hootsuite

[4]  Digital in 2018 : Southeast Asia - we are social & Hootsuite

[5]  Malaysian Communications and Multimedia Commission - Communications and Multimedia : Facts and Figures 3Q 2017

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

In the third quarter of 2017 (3Q2017), household broadband penetration rate is 84.5% (2Q2017:83.7%) with 2.5 million fixed broadband subscriptions. ¹

¹ Malaysian Communications and Multimedia Commission - Communications and Multimedia : Facts and Figures 3Q 2017

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions.

We have cash and cash equivalents of $24,286 as of September 30, 2017; a decrease of about 97% from the previous period end of December 31, 2016. In the opinion of management, the current funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of increasing our advertising offerings and promote our advertising services, through cooperation agreements and otherwise.

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

Specifically, we hope to accomplish the steps as set out in this report to implement our business plan in respect of developing and integrating digital service provider and infrastructure provider. The success of our plans is subject to our ability to obtain adequate funding. Such additional capital may be raised through public or private equity financing, borrowings, or other sources, such as contributions from our officers and directors. If we are unable to obtain funds necessary to implement our business plan, we may revise or scale back our business plan.

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

Results of operation.

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2016

REVENUES.

For the three months period ended September 30, 2017, the Group realized $23,479 in revenue, $63,287 in cost of revenue, achieving $39,808 in gross loss from its operations. For the three months ended September 30, 2016 the Group realized $7,350 in revenue, $6,615 in cost of revenue, achieving $735 in gross profit from its operations. The Company derived revenue of $23,479 from network design services for the three months ended September 30, 2017 as compared to $7,350 in telecom services for the three months ended September 30, 2016.

For the nine months period ended September 30, 2017, the Group realized $358,534 in revenue, $240,460 in cost of revenue, achieving $118,074 in gross profit from its operations. For the nine months ended September 30, 2016 the Group realized $40,726 in revenue, $31,464 in cost of revenue, achieving $9,262 in gross profit from its operations. The Company derived revenue of $6,120 from telecom services and $352,414 from network design services for the nine months ended September 30, 2017 as compared to $40,726 in telecom services for the nine months ended September 30, 2016.

OPERATING EXPENSES.

For the three months period ended September 30, 2017, we had $39,808 in gross loss and our total operating expenses were $94,448, all of which were selling, general and administrative expenses. We also had $28,776 in other income, $34 in finance charges, and $40,000 in interest expenses so that the net loss to our shareholders from our operations for the three months period ended September 30, 2017 was $145,514. This was in comparison in the three months period ended September 30 2016, we had $735 in gross profit and our total operating expenses were $158,691 all of which were selling, general and administrative expenses. We also had $223 in other income, $35 in finance charges, and $40,000 in interest expenses, so that the net loss to our shareholders from our operations for the three months period ended September 30, 2016 was $197,768.

For the nine months period ended September 30, 2017, we had $118,074 in gross profit and our total operating expenses were $187,563, all of which were selling, general and administrative expenses. We also had $79,615 in other income, $114 in finance charges, $120,000 in interest expenses and $19 in recovery of taxation, so that the net loss to our shareholders from our operations for the nine months period ended September 30, 2017 was $109,969. This was in comparison in the nine months period ended September 30 2016, we had $9,262 in gross profit and our total operating expenses were $357,074, all of which were selling, general and administrative expenses. We also had $741 in other income, $192 in finance charges, and $120,000 in interest expenses, so that the net loss to our shareholders from our operations for the nine months period ended September 30, 2016 was $467,263.

Liquidity and Capital Resources

As at September 30, 2017, the Company had cash and cash equivalents totaling $24,286 and the other current assets consisted of $32,307 in accounts receivables, $153,180 in prepayments and deposits, $1,075,359 in due from related parties, $541,307 in goodwill and $42,433 in property and equipment. Therefore our total assets was $1,868,872 as of September 30, 2017. We also had current liabilities of $1,787,103 which were represented by $63,397 in accounts payables, $750,041 in other payables and accruals and $973,665 in amounts due to related parties. We also had $2,000,000 in long-term shareholder loan as of September 30, 2017, making our total liabilities $3,787,103.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2017.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations in recent periods. For the nine months ended September 30, 2017 the Company incurred net loss of $109,969 and has accumulated losses of $6,655,780 as at September 30, 2017. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations seeking additional investment in the Group. In addition, the Company is seeking to expand its revenue base in its consulting business, the developing the digital services business and the newly acquired network design and maintenance services for fiber optics backbone and Fiber-to-the-Home broadband services. Failure to secure such financing, to raise additional equity capital and to expand its revenue based may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	March 23, 2018
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	March 23, 2018
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	March 23, 2018
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	March 23, 2018
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer