Form 10-K
period 2017-12-31
Median Group Inc
filed 2018-04-20
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

__________________________________

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

__________________________________

Commission File Number: 000-50431

MEDIAN GROUP INC.

__________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [ x ] No

The aggregate market value of the registrant's voting stock held by non-affiliates 2,102,250,747 shares of the registrant based upon the per share closing price of $0.004 on December 31, 2017 was approximately $8,409,003.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

As of December 31, 2017, there were 11,593,899,627 no par value common stock of the Company issued and outstanding.

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

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	30

SIGNATURES	32

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

On January 31, 2014 the Company acquired 63.2% in Clixster Mobile Sdn Bhd ("CMSB"), a mobile virtual network operator ("MVNO") in order to expand our telecommunication business unit with a focus on provision of mobile telecom service through a MVNO platform initially in Malaysia and then to other regions.

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

In December 2015, the Company acquired 51% interests in Naim Indah Mobile Communications Sdn Bhd ("NIMC"). NIMC is a newly established MVNO holding all the necessary licenses to operate as an MNVO. However on December 2, 2016 the Company disposed its equity interest in NIMC to focus on the development of its integrated Digital Services Platform rather than an MVNO platform.

In its new strategic plan, the Company's wholly owned subsidiary, Median Digital Sdn. Bhd. (formerly known as Grid Mobile Sdn. Bhd.) ("MDSB") shall combine the telecommunication services together with its other financial technology (fintech) services onto an integrated Digital Services Platform which is currently at early development stage.

In October 2016, the Company raised $1,320,000 by issuing 120,000,000 shares at $0.011 per share. The money raised was to be used for working capital.

On November 30, 2016, the Company's wholly owned subsidiary MDSB signed a Memorandum of Understanding ("MOU") with Mobisphere Sdn Bhd ("Mobisphere"). The Memorandum entails the collaboration of both parties to introduce and promote financial technology ("fintech") solutions vis-a-vis an integrated mobile payment ecosystem equipped with virtual account and digital wallet connected to membership, debit, prepaid and/or credit cards to Medium Digital members.

On December 2, 2016, the Company disposed its 51% interest in NIMC for a fair market value of RM1,000,001 or about US$224,574 to a company owned by directors of the Company, and realized a gain of $194,947. On or about the same date, our subsidiary company, Grid Mobile Sdn. Bhd. ("Grid Mobile") entered into a Master Distribution Agreement with NICM whereby NIMC would appoint Grid Mobile to be its preferred distributor of its mobile products and services in Malaysia for two years. Under this Master Distribution Agreement, Grid Mobile has paid a refundable deposits of RM3,000,000 or about $738,000 to NIMC and Grid Mobile would not procure, engage or appoint any other company that offers the same services as NIMC. To date the project has not started and it is expected that the deposits shall be returned later on during the year.

On June 15, 2017 the Company acquired 51% equity interest in GNS Technology (M) Sdn. Bhd. ("GNS Malaysia") by the issuance of 166,666,667 new shares in the Company. GNS is engaged in the provision of network design, construction and maintenance services for fibre optics backbone and Fiber-to-the-Home (FTTH") broadband services. Pursuant to the acquisition agreement, the Vendors are entitled to an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit and the network design and construction business. The Group will terminate and streamline its advertising business unit and product services unit until a viable business opportunity is available. During year ended. The revenue generated from the telecom services and the newly acquired network design, construction and maintenance service for broadband services during the year ended December 31, 2017 was $6,120 and $381,517, respectively.

OUR BUSINESS REVIEW AND FUTURE STRATEGY. The Group has 3 business units namely "Advertising", "Products and Services" and "Telecommunication and Mobile Computing". The management has determined to only focus our business in the Telecommunications and Digital Services business unit going forward, and have the Advertising and Products and Services business units inactive until viable business opportunities are presented.

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

In December 2016, we signed a Master Distribution Agreement with our then 51% subsidiary, Naim Indah Mobile Communications Sdn. Bhd. ("NIMC") for us to sell telecom services on NIMC's MVNO telecom platform. As a result of the Master Distribution Agreement, we determined to concentrate on the provision of services rather than the running of the MVNO Platform ourselves, and in December 2016 we sold NIMC to a company owned by two of our directors. In the first 3 quarters of 2017, we derived $6,120 in telecom services and no revenue in the last quarter just then ended. Given the competitive telecom services market, we have scaled back our telecom services division until we can identify a niche market we can compete in. In the meantime, our newly acquired network design, construction and maintenance service recorded a revenue of $29,103 for this quarter ended December 31, 2017 and a total of $381,517 since the acquisition on June 15, 2017. We will continue to pursue the sale of telecom services and concentrate on postpaid customers, where the margins are higher, through our partner networks.

A more thorough discussion on becoming a digital service provider and infrastructure provider are discussed below.

Towards Becoming A Digital Service Provider

The decision to become a DSP rests solely on providing the needs of a new generation of consumers. There has been a great shift in consumers' behaviors. The way purchases are made, the types of media consumed, the way information are obtained and the way trust and relationships are built. These have created new rules of consumer engagement where mobile platform is highly utilized, allowing consumers to communicate, transact and gain almost instantaneous feedback and response. E-commerce now is evolving into M-Commerce (mobile-commerce) and into S-Commerce (social-commerce) allowing customers to instantly transact and share.

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

Key Business Focus: Digital Service Provider

While MVNO remains as its business focus, the Company would now focus on developing its Next Generation Intelligent Network (NGIN) and Business Support System (BSS) as a platform to support White Label MVNO businesses. This platform is aimed to provide a leading-edge telecommunication services as part of our Digital Services eco-system alongside the financial technology ("fintech") solutions vis-a-vis an integrated mobile payment equipped with virtual account and digital wallet connected to membership, debit, prepaid and/or credit cards.

Our Mission Critical System

The NGIN and BSS systems are required to provide a real-time unified charging across all services and devices, and payment methods with differentiated service offerings with a quick time-to-market advantage to allow NIMC to quickly capitalize and execute on market opportunities. Our BSS platform combines payment methods, with ‘on demand' payments for some services and recurring subscription models for others.

*	Online charging system (OCS) is the central system that governs all subscribers' charging and rating. It is a system that allows an operator to charge their customers, in real time, based on event or session service usage.
*	Policy & Charging Rules Function (PCRF), a software component designated in real-time to determine policy rules that accesses subscriber databases and other specialized functions, such as a charging system PCRF supports the creation of rules and then automatically making policy decisions for each subscriber active on the network.
*	Business Support Systems (BSS) are the components that we use to run its business operations towards customers. Together with operations support systems (OSS), these are used to support various end-to-end telecommunication services. BSS and OSS have their own data and service responsibilities.
*	Enterprise Resource Planning (ERP) is a system that handles all essential business functions such as accounting, HR, sales, marketing, service, warehousing, and more. The SAP B1 system provides a complete visibility and better control help us run our end-to-end business processes professionally.

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

Solution providers is another level of the telecommunications industry which is large in size. In this segment, companies source, develop, and implement the network infrastructure that ‘service providers' will use to supply communication connections to the end users. As a segue between component manufacturers and service providers, solutions providers greatly influence network structures, protocols, and the successful implementation of emerging technologies.

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

GNS's offerings are that of connectivity at multiple levels of the telecommunications industry ranging from standard cable assemblies and loopbacks for the equipment manufacturing segment to optical drop cables to support service provider networks.

Moving Forward

Moving forward, we will continue to strive in executing our roadmap for growth which encompasses five key areas namely, strengthening our talents and resources, expanding our product range, widening our geographical reach, improving customers' journey and experience and enhancing our internal process. The positive results from these areas would create a stable platform for the Group to spread its wings regionally and globally to unveil the vast potential of the digital services market segment. Talks and negotiations are ongoing with several mobile network enablers and operators in the South East Asian region. This would promulgate further the Group's vision and commitment in becoming a regional mobile service operator with an assortment of deliverables that would satisfy the ravishing appetite of the customers. Being in a competitive industry where customers' satisfaction is uncompromising, we are continuously ensuring that customers' experience would be the fundamental element in all facets of our operation.

Technology is the staple food of today's consumers, which is ever changing, we will be investing our resources into R&D, talent enhancement, product innovation, and technology adoption in our delivery processes. This will enable us to be more efficient in providing an unmatched customers' experience, which will translate into a faster and higher subscribers' acquisition. We will continue to jointly work closely with mobile enablers to penetrate new markets and opportunities this year and beyond.

Industry Overview and Competition

Telecommunication Market

Asia Pacific

Asia Pacific has been the biggest contributor to global subscriber growth in recent years and still has considerable room for growth over the rest of the decade. As of the end of 2016, there were 2.7 billion unique subscribers in Asia Pacific, accounting for two thirds of the region's population. More than half the world's mobile subscribers live in Asia Pacific - mostly in China and India.

Over the last few years there has been a dramatic shift towards higher speed mobile technology in Asia Pacific. In 2016, mobile broadband (3G and above) became the dominant technology, accounting for just over half of total connections across the region, up from 20% in 2012. 2016 was also the year 4G connections overtook 3G connections.

Other previously ‘laggard' 4G markets such as Malaysia, Indonesia, Myanmar, the Philippines and India are now beginning to see an accelerating migration to 4G, driven by ongoing network investment by mobile operators, increased competition, falling device prices and growing consumer appetite for higher speed mobile. Overall in the region, 4G will account for 48% of total connections by 2020.

As smartphone adoption continues to rise in the region (just over half of total connections were smartphones at the end of 2016) and as more users come online, an increasing range of mobile services are being consumed, including video, social media, e-commerce and financial services.¹

For the period ending January 2018 within the South East Asia nations, mobile connections as against the country's population was led by Indonesia with a penetration rate of 157% followed by Vietnam (153%), Singapore (150%), Thailand (135%) and Malaysia (133%). On the other hand, mobile broadband penetration was highest in Singapore (150%) and followed by Thailand (134%), Malaysia (107%) Indonesia (84%) and Philippines (65%) with the worldwide average at 63%.³

On mobile social media penetration, Singapore was ahead with 75% with Malaysia and Thailand closing in at 69%, 67% respectively. They were followed by Philippines (59%), Vietnam (52%) and Indonesia (45%) with the worldwide average at 39%.

Meanwhile, Thailand led the mobile banking penetration rate with 56% followed by Singapore and Malaysia (47% each), Vietnam (30%), Philippines (28%) and Indonesia (27%)

The active M-commerce countries were Thailand with a penetration rate of 52%, Malaysia (40%), Singapore (39%), Vietnam (33%) and Indonesia (31%).⁴

Malaysia

Growth in the information and communication sub-sector was also higher, reflecting higher demand for data communication and computer services.

The information and communication subsector continued to record a strong growth of 8.4% in 2017 (2016: 8.1%²).

In the third quarter of 2017 (3Q2017), mobile-cellular penetration rate was at 131.8% (2Q2017: 133.7%) with 34.1 million (2Q2017: 33.4 million) mobile broadband subscriptions. There were 32.4 million (2Q2017: 33.0 million) prepaid subscriptions and 10.0 million (2Q2017: 9.8 million) postpaid subscriptions. ⁵

¹ The Mobile Economy Asia Pacific 2017 - GSMA

² Bank Negara Malaysia Annual Report 2017

³ Digital in 2018 : Global Overview - we are social & Hootsuite

⁴ Digital in 2018 : Southeast Asia- we are social & Hootsuite

⁵ Malaysian Communications and Multimedia Commission - Communications and Multimedia : Facts and Figures 3Q 2017

Fibre Internet in Malaysia

Fiber internet represents a faster broadband than practically any other type of broadband in Malaysia. "Faster" means that more data transfers per second than other types of broadband services. Essentially, fibre optic technology converts electrical signals that carry data into light, which are transferred via hair-thin glass cables. Fiber also supports simultaneous access to internet, voice and television connections.

Fibre-optics is a fairly recent development worldwide and particularly in Malaysia. It is available to limited areas because of the infrastructure required. In Malaysia, it is typically known as Fibre to the Home (FTTH), and it is replacing ADSL in urban centres, bringing with it a shift to 24-month package contracts typical of a UK or US internet provider.

Fiber internet services in Malaysia typically provide speeds ranging from 5 Mbps to 100 Mbps. Companies offering FTTH include Time dotCom, Telekom Malaysia's UniFi and Maxis among others. The fibre options are typically much faster than the ADSL and Wireless Broadband options. However, fibre broadband in Malaysia is still not as fast as some fibre broadband options in the United States, like Google Fibre, which offers up to 1 Gbps.

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

We have cash and cash equivalents of $10,131as of December 31, 2017; a decrease of about 99% from the previous period end of December 31, 2016. In the opinion of management, the current funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of deploying our digital service provider and network service provider businesses.

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

Employees

As of the date of this report, we have 12 full time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

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

Our risks for the existing and future business disclosed in this section has included the setting up as a digital service provider and the network service provider including design, construction and maintenance services, for broadband service in Malaysia.

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

We have a limited operating history, and it may be difficult for potential investors to evaluate our business

Currently we are focusing our operation on being a digital service provider and the network service provider including design, construction and maintenance services, for broadband service in Malaysia. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our cooperative distributor, Angkasa, to sell our telecom services to their membership. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We have generated losses for the past years as our consumer electronics and advertising businesses has come under competitive price pressure which the management is rationalizing the operation in order to be competitive. Most recently in 2015, we determined to focus our telecom business from prepaid to postpaid business and a digital service provider. Accordingly, our future prospects are uncertain in light of the risks and uncertainties experienced by early stage companies in evolving industries, and in particular our future as a digital service provider and the network service provider including design, construction and maintenance services, for broadband service in Malaysia. Due to our limited history and limited resources, it is difficult for us to predict future revenues and operating expenses. If our digital service provider and network service provider businesses develop slower than we expect, our losses may be higher than anticipated, we may have to curtail parts of our business plan and the market price of our stock may decline.

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

We face significant competition and may suffer from a loss of users and customers as a result

We expect to face significant competition in our digital service provider and the network service provider including design, construction and maintenance services, for broadband service businesses, particularly from other companies that seek to provide similar products and services. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for users, customers, distributors, media channels and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

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

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers. If these economic conditions are prolonged or deteriorate further, the market for our digital services will decrease accordingly.

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

Ching Chiat Kwong, our major shareholder beneficially owns or holds the proxies for a substantial portion of our outstanding Common Stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders

Ching Chiat Kwong currently beneficially owns and holds the proxies for approximately 77.14% of our outstanding Common Stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our Common Stock.

RISKS RELATING TO THE BUSINESS

We have a limited operating track record

We have a limited operating and financial history in the network service provider, including design, construction and maintenance services, for broadband service in Malaysia ("Network Service"), upon which you may evaluate us. Our network services operation commenced operations in 2016. As a result, your evaluation of us and our prospects will be based on a limited operating and financial history. Therefore, it is difficult to accurately forecast our future revenue and budget our operating expenses.

There can be no assurance that our business model or any specific products or services will be profitable or competitive in the long term against larger, facilities-based Network Service provider.

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

We depend significantly on our network of traditional dealers and distributors for sales or our products and services

Our digital services provider will be principally sold through our cooperative distributor and a network of traditional dealers and distributors. Any dispute with them may disrupt sales and have an adverse effect on our operational and financial results.

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

Our digital service provider operation relies on a combination of trademarks, service marks and domain name registrations, common law copyright protection and contractual restrictions to establish and protect their intellectual property. Any third party may challenge our intellectual property. We may incur substantial costs in defending any claims relating to its intellectual property rights.

Breach of customer data protection could materially affect our reputation and business and subject us to liability

If we are successful in our operations, we will develop a large database on our subscribers' information stored in various business systems and used in many business processes. We are required under our licenses to take all reasonable steps to ensure that parties who have access to our subscribers' information in the ordinary course of business do not disclose such information without the prior consent of the subscribers. Under the Malaysian Personal Data Protection Act 2010 ("PDPA") which regulates the processing of personal data in regards to commercial transaction and safeguard the interests of data subjects, the penalty for non-compliance will be between RM100,000 - RM500,000 (about US$23,365 - US$116,822 at an exchange rate of 4.28) and /or imprisonment between 1-3 years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PROPERTY HELD BY US. Neither the Company nor its subsidiaries own any properties or facilities.

On April 1, 2016 the Company signed a tenancy agreement for the corporate office at Level 17, Tower 2, Bank Rakyat Twin Towers, No. 33, Jalan Travers, 50470 Kuala Lumpur, Malaysia. Pursuant to the terms of the agreement, the Group lease the 7,537 sq. feet office for 3 years at a monthly rent of RM33,916.50 (approximately US$7,560) or annual rent of RM406,998 (approximately US$90,720).

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

The following table shows the reported quarterly high and low closing sales price for our shares within the last two fiscal years on the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our Common Stock as an indication of its future price performance. The closing price of our Common Stock on December 31, 2017 was $0.004 per share.

Quarter	High	Low
------------------------	-------------	--------------

Fourth Quarter 2017	$0.004	$0.0019
Third Quarter 2017	$0.0036	$0.0036
Second Quarter 2017	$0.0038	$0.0022
First Quarter 2017	$0.0065	$0.0065

Fourth Quarter 2016	$0.023	$0.007
Third Quarter 2016	$0.017	$0.007
Second Quarter 2016	$0.0235	$0.0075
First Quarter 2016	$0.0115	$0.002

HOLDERS

The number of record holders of our common stock as of December 31, 2017, was [87] based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

From 2014 to 2017, the Company did not issue any shares under the 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan expired in 2017 and as at December 31, 2017 the Company had no stock option plan.

ISSUER PURCHASES OF EQUITY SECURITIES No repurchases of our Common Stock were made during the fourth quarter and during our fiscal year ended December 31, 2017.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

-	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
-	a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
-	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
-	a toll-free telephone number for inquiries on disciplinary actions;
-	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and;
-	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

-	the bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Year ended December 31, 2017 compared with year ended December 31, 2016

Results of Operations

REVENUES

For the year ended December 31, 2017, the Group has realized revenue of $387,637 and cost of revenue of $243,612, achieving a gross profit of $144,025 from its operations. For the year ended December 31, 2016, the Group has realized revenue of $43,495 and cost of revenue of $33,310, achieving a gross profit of $10,185 from its operations. The increase of revenue is mainly due to the increase in network design services income.

OPERATING EXPENSES

For the year ended December 31, 2017, our gross profit was $144,025 and our total operating expenses were $272,635, all of which were selling, general and administrative expenses. We also had $87,219 in other income and $160,000 in interest expenses so that the net loss to our shareholders before non-controlled interests for the year ended December 31, 2017 was $201,391. For the year ended December 31, 2016, our gross profit was $10,185 and our total operating expenses were $913,782, all of which were selling, general and administrative expenses. The decrease of operating expenses is mainly due to the decrease in staff cost and professional expenses, and the exchange fluctuation. We also had $11,602 in other income, $194,947 in gain from disposal of a subsidiary, $160,000 in interest expenses so that the net loss to our shareholders before non-controlled interests for the year ended December 31, 2016 was $857,048.

Liquidity and Capital Resources

As at December 31, 2017, the Company had cash and cash equivalents totaling $10,131. Also as at December 31, 2017, the Company's total assets was $1,714,065 consisting of the cash amount above and of intangible assets of $541,307, fixed assets of $40,964, accounts receivables of $32,237, deposits and prepayments of $69,666, and amount due from a relate party of $1,019,760. We also had current liabilities of $1,799,993 which were represented by $9,400 in accounts payables, $776,370 in other payables and accruals, $1,014,223 in amounts due to related parties as of December 31, 2017. We also had $2,000,000 in long-term shareholders loan as of December 31, 2017, making our total liabilities $3,799,993. As of December 31, 2017, the Company's current liabilities exceed its current assets by $688,199.

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2018.

Liquidity and Capital Resources

The cash balance at December 31, 2017 was $10,131. There was no significant fund raising and investing activity in 2017. The Company intends to monitor the monthly cash outlays in the coming months to conserve cash until additional financing can be received through funding activities. We recorded a net loss of $201,391before non-controlling interests for the year.

At present the Company does not have sufficient cash resources and cash flow from operations to provide for the planned roll out of its operations. In 2016 the Company changed its focus away from setting up its own MVNO platform. Accordingly, it signed a Master Distribution Agreement so that we would solely focus on the marketing of telecom and payment services This new business focus requires injection of funds for marketing and distribution. The Company will be required to raise funds to meet its liabilities and operation requirements by i) selling its Common Stock ii) raise from the capital or debt markets, or iii) sell assets.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company has an accumulated deficits totaling $6,742,570 and its current liabilities exceed its current assets by $688,199. The Company has also experienced an operating loss in 2017 of $201,391.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in developing markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to become a digital service provider and the network service provider including design, construction and maintenance services, for broadband service in Malaysia. Failure to secure such financing, to raise additional equity capital and to develop its operations may result in the Company depleting its available funds and not being able pay its obligations.

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

Capital Expenditure Commitments

We had no material capital expenditures for the year ended December 31, 2017. However we expect to invest, subject to availability of funding, approximately $2,500,000 in capital expenditure over the next 12 month for the digital service provider and network service provider businesses.

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

The Company accounts for stock based compensation in accordance with ASC 718 "Compensation - Stock Compensation" which, prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the consolidated financial statements in our December 31, 2017 audited financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer, Andrew Hwan Lee, and our Chief Financial Officer, Mohd Suhaimi bin Rozali, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2017 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting as of December 31, 2017 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Executive Officers and Directors. Our directors and principal executive officers during year 2017 and to the date of this report are as specified on the following table:

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

Biographies

Directors and Officers

Andrew Hwan Lee. Andrew Lee, aged 55, was appointed to be the Non-Executive Director on January 31, 2014 and the President and Chief Executive Officer on October 21, 2015. He is a Korean American with an extensive international work experience. His first job stint started in 1987 at Trustbank Savings in Virginia, USA where he was the Assistant Manager of its Computer Department. Later in 1990, he joined International Computer Consulting (ICC) Corp., also in Virginia as the IS Manager before joining the Clinton-Gore Presidential Campaign team in Washington DC in October 1991 for 13 months as the System Manager, responsible for data communications and was tasked with designing the LAN and WAN infrastructure to support the presidential campaign and its subsequent testing and implementation.

He later joined Hughes Communication in December 1992, under the National Rural Telecommunication Cooperative as the Head of DBS Billing Applications where he was responsible for the selection, specification, development, implementation and operations of the billing system.

In early 1995, he was appointed as the Chief Information Officer of MEASAT Broadcast Network Systems in Malaysia ("MBNS"). Operating under the brand ASTRO, MBNS is an integrated electronic media enterprise offering a wide-range of multimedia broadcasting services and one of the largest broadcasting companies in Asia, offering 100 television and 8 radio channels in digital format. During his 5 years tenure, Andrew played a pivotal role to develop and maintain an efficient telecommunication infrastructure and to design and establish a scalable and robust networking infrastructure, which would transparently integrate various critical broadcasting-related sub-systems and administrative system using leading edge technology with a centralised data centre for the operations and management of these systems. His expertise and knowledge were not confined to the Company alone as he was also involved in the Group's activities as Chairman of the Group's IT Committee, Technical Advisor for the Binariang's (a sister company of MBNS) satellite systems and Advisor/Consultant/Project Manager for the Group's regional call centre in Philippines.

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

Abdul Fattah Abdullah. Mr. Abdul Fattah Abdullah, aged 58, was appointed as non-executive director on October 21, 2015. He is currently the President of the National Cooperative Movement of Malaysia or Angkasa, which is the defacto body of the cooperatives' movement in Malaysia. Appointed since June 2013, he plays an important role in driving Angkasa in providing high quality products and services as well as protecting the interests and championing the rights of the cooperative movement through professional management.

He is also the President of ASEAN Cooperative Organisation (ACO) until his term expires in 2018. He also sits as Board member in Cooperative College of Malaysia and the Federal Land Consolidation and Rehabilitation Committee ("FELRA"), a Government-linked company involved in rehabilitation and consolidation of rural lands through re-planting and helping its community participate in national economy activities. In addition, he is chairman of 2 subsidiaries under FELCRA namely Felcraniaga Pte Ltd and Felcra Training and Consultancy Pte Ltd.

He graduated from Universiti Putra Malaysia with a Bachelor in Communication in 2004 and a Professional Diploma in Entrepreneurship and Business Management from Universiti Malaya in 2003. He is not a director or officer of any other reporting company.

Ahmad Shukri Abdul Ghani. Mr. Ahmad Shukri Abdul Ghani, aged 45, was appointed as non-executive director on October 21, 2015. He graduated with his law degree from University of Wales, Cardiff, Wales in 1996 and then in 1997, obtained his Barrister at Law from the Honourable Society of Gray's Inn. In 2011, he pursued and obtained his Certificate of Usuluddin from Universiti Malaya.

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

Besides being a member of the Malaysian Bar Council, England and Wales Bar Council and The Honourable Society of Gray's Inn, Mr. Ahmad Shukri is the secretary of the Parent-Teachers Association of Hira' Educational Institution and the Seri Banang, Taman Seri Andalas Residents' Association and a working committee for End of Life of Vehicles at Standards and Industrial Research Institute of Malaysia ("SIRIM"). He is not a director or officer of any other reporting company.

Mohd Suhaimi Bin Rozali. Mohd Suhaimi, aged 56, was appointed as an officer of the Company on June 8, 2012 holding the position of Secretary, Treasurer and Chief Financial Officer of the Company.

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

Ching Chiat Kwong. Ching, aged 52, was appointed as the Non-Executive Director of the Company on January 31, 2014 and resigned on February 5, 2015. Mr Ching rejoined the Board on October 21, 2015 and resigned on January 17, 2017. Mr. Ching is the Executive Chairman and CEO of Oxley Holdings Limited, a company listed on the Singapore Stock Exchange ("SGX"). He is responsible for the overall performance as well as for the formulation of corporate strategies, and the future direction of the Oxley Group. Ching also serves as a Non-Executive Director of Artivision Technologies Ltd, a SGX Catalist-listed company.

Ching possesses more than 15 years of experience in real estate development and telecommunications in Asia. Prior to establishing the Oxley Group, he invested in, developed and successfully launched 13 residential property projects in various parts of Singapore. His ability to identify market trends and business opportunities has enabled him to chart the course for the Oxley Group's expansion towards the development of industrial and commercial projects in addition to residential properties. Under Mr. Ching's leadership, the Oxley Group completed its initial public offering (IPO) on the SGX Catalist in October 2010. Oxley's IPO was then the largest offering ever made on SGX Catalist.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2017 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

COMPENSATION FOR DIRECTORS AND EXECUTIVES.

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for its fiscal year ended December 31, 2017 paid to our directors and executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	-------------	------------	---------	----------	---------------	------------------	---------------	--------------
Abdul Fattah Abdullah (2)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
Ching Chiat Kwong (3)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
Andrew Hwan Lee (4)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
Ahmad Shukri Abdul Ghani (5)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
Mohd Suhaimi Bin Rozali (6)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

(1)	Figures represent the year ended December 31 for the indicative years.
(2)	Abdul Fattah Abdullah was appointed as Non-Executive Director of the Company on October 21, 2015.
(3)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015 and was reappointed on October 21, 2015 and then resigned on January 17, 2017.
(4)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014 and he became the CEO in 2015.
(5)	Ahmad Shukri Abdul Ghani was appointed as Director on October 21 2015.
(6)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were issued and exercised by our executive officers or directors during the year ended December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017
------------------------------------------------------------------------------------------------------------------------------------------------------
OPTION AWARDS							STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Abdul Fattah Abdullah (1)	-	-	-	-	-	-	-	-	-
Ahmad Shukri Abdul Ghani(1)	-	-	-	-	-	-	-	-	-
Andrew Hwan Lee (2)	-	-	-	-	-	-	-	-	-
Ching Chiat Kwong (3)	-	-	-	-	-	-	-	-	-
Mohd Suhaimi bin Rozali (4)	-	-	-	-	-	-	-	-	-

(1)	Appointed as Directors on October 21, 2015.
(2)	Andrew Hwan Lee was appointed as Non-Executive Director of the Company on January 31, 2014 and he became CEO in 2015.
(3)	Ching Chiat Kwong was appointed as non-Executive Director of the Company on January 31, 2014 and he resigned on February 5, 2015. Mr. Ching was re-appointed on October 21, 2015 and resigned on January 17, 2017.
(4)	Mohd Suhaimi has been the CFO, Treasurer and Secretary from June 8, 2012 to present.

Employment Agreements In 2017, all the directors did not receive any salaries and did not have any employment contracts with the Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned as of December 31, 2017 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Name/Address(1)	Common Stock	Common Stock Options Exercisable Within 60 Days	Common Stock Purchase Warrants/ Convertible Note Exercisable Within 60 Days	Total Stock and Stock Based Holdings (1)	% Ownership (2)
---------------------------	------------------------	------------------	--------------------	------------------	-----------------
Abdul Fattah Abdullah (1) (3)	-	-	-	-	-
Andrew Hwan, Lee(3) (5)	-	-	-	-	-
Ahmad Shukri Abdul Ghani (3)(5)	300,000,000	-	-	300,000,000	2.59%
Rozali, Mohd Suhaimi (4) Lot 2158, Jalan Hassan, Kg Sungai Udang, 41250 Klang, Selangor, Malaysia	-
All officers and directors as a group (4 persons)	300,000,000	-	-	300,000,000	2.59%
New China Electronics Limited (1) (5)	6,430,134,431	-	-	6,430,134,431	55.46%
Chiat Kwong Ching (3)(5) 103, Sophia Road, Suites@Sophia, Singapore	8,943,609,664	-	-	8,943,609,664	77.14%

Notes:
(1)	Except as otherwise indicated, based on information furnished by the owners, we believe that the beneficial owners listed above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of the beneficial owner is c/o Median Group Inc. at 17.1, Level 17, Tower 2, Bank Rakyat Twin Tower, No. 33, Jalan Rakyat, 50470 Kuala Lumpur, Malaysia.
(2)	For purposes of computing the percentage of outstanding Common Stocks held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. As of the date of the table above, there were 11,593,899,627 outstanding shares of our common stock and there was no options, warrants, and convertible notes outstanding entitling the holders to purchase any shares of our Common Stock owned by officers and/or directors of the Company.
(3)	A director of Company during the year ended December 31, 2017. However Mr. Ching Chiat Kwong resigned as a director on January 17, 2017.
(4)	An officer of Company as at December 31, 2017.
(5)	New China Electronics Limited ("New China") a company wholly owned by Ching Chiat Kwong holds 6,430,134,431 and Ching Chiat Kwong holds 2,513,475,233 for a combined holding of 8,943,609,664 shares or about 77.14% of Common Stock as of the date of this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $[20,000] and $20,000 respectively.

AUDIT-RELATED FEES. There aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2017 and 2016 were $[6,000] and $6,000 respectively.

TAX FEES. For the fiscal years ended December 31, 2017 and December 31, 2016, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	April 20, 2018
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	April 20, 2018
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	April 20, 2018
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	April 20, 2018
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer

Exhibit 15(a)
Median Group Inc. and Subsidiary
Index to Consolidated Financial Statements
For the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Median Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Median Group Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficits and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, during 2017, the Company experienced a net loss of $201,391 and negative operating cash flows of $1,020,057, at December 31, 2017, the Company had incurred cumulative net losses of $6,742,570 and working capital deficit of $668,199. Management's plans in regard to this matter are described in Note 2.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company's auditor since 2013.

Hong Kong, China

[date], 2018

MEDIAN GROUP INC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

	Notes	December 31 2017	December 31 2016
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		10,131	797,230
Accounts receivables		32,237	-
Prepayments and deposits		69,666	113,981
Amount due from related parties	8	1,019,760	2,229
		1,131,794	913,440

Non-current assets:
Property and equipment, net	5	40,964	-
Intangible assets - goodwill	4	541,307	-
		582,271	-

Total assets		1,714,065	913,440

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		9,400	-
Other payables and accruals	7	776,370	651,880
Amounts due to related parties	8	1,014,223	806,812
Total current liabilities		1,799,993	1,458,692

Long-term debts:
Shareholder loan	9	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,799,993	3,458,692

Commitments and contingencies	12

Stockholders' deficits:
Common stock, no par value, 85,000,000,000 shares authorized, 11,593,899,627 (2016: 11,427,232,960) shares issued and outstanding	5	4,728,563	4,095,230
Accumulated deficits		(6,742,570)	(6,519,665)
Accumulated other comprehensive loss		(189,230)	(120,817)
Total Median Group Inc. stockholders' deficits		(2,203,237)	(2,545,252)
Non-controlling interest		117,309	-
Total stockholders' deficits		(2,085,928)	(2,545,252)
Total liabilities and stockholders' deficits		1,714,065	913,440

The accompanying notes are an integral part of these consolidated financial statements

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

		2017	2016
	Notes	US$	US$

Net revenue		387,637	43,495
Cost of revenue		(243,612)	(33,310)

Gross profit		144,025	10,185

Operating expenses:
Administration expenses		(272,635)	(913,782)
Total operating expenses		(272,635)	(913,782)

Operating loss		(128,610)	(903,597)

Other income (expenses)
Other income		87,219	11,602
Gain on disposal of subsidiaries		-	194,947
Interest expenses		(160,000)	(160,000)

Net loss		(201,391)	(857,048)

Less: Net income (loss) attributable to non-controlling interests		21,514	(180,168)

Net loss attributable to Median Group Inc.		(222,905)	(676,880)

Net loss per share attributable to Median Group Inc. shareholders - Basic and diluted		0.00	0.00

Basic and diluted weighted average number of common shares*		11,518,557,161	11,331,890,494

*	Weighted average number of shares used to compute basic and diluted loss per share for the year ended December 31, 2017 and 2016 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

		2017	2016
	Notes	US$	US$

Net loss		(201,391)	(857,048)

Other comprehensive loss, net of tax
Foreign currency translation loss		(61,036)	(90,452)
Release of exchange reserve arising from disposal of subsidiaries		-	(17,493)
Total comprehensive loss		(262,427)	(964,993)
Less: Net income (loss) attributable to non-controlling interests		21,514	(180,168)
Less: Other comprehensive income attributable to non-controlling interests - foreign currency translation gain		7,377	15,203
Total comprehensive loss attributable to Median Group Inc.		(291,318)	(800,028)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficits	Total Median Group Inc. stockholders' deficits	Non-controlling Interest	Total Stockholders' Equity
		US$	US$	US$	US$	US$	US$
Balance at January 1, 2016	11,307,232,960	2,775,230	2,331	(5,842,785)	(3,065,224)	117,351	(2,947,873)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	-	-	(105,655)	-	(105,655)	15,203	(90,452)
Release of exchange reserves arising from disposal of subsidiary	-	-	(17,493)	-	(17,493)	47,614	30,121
	-	-	(123,148)	-	(123,148)	62,817	(60,331)
Net loss for the year	-	-	-	(676,880)	(676,880)	(180,168)	(857,048)
Total comprehensive loss for the year	-	-	(123,148)	(676,880)	(800,028)	(117,351)	(917,379)

Issuance of shares	120,000,000	1,320,000	-	-	1,320,000	-	1,320,000
Balance at December 31, 2016 and at January 1, 2017	11,427,232,960	4,095,230	(120,817)	(6,519,665)	(2,545,252)	-	(2,545,252)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	-	-	(68,413)	-	(68,413)	7,377	(61,036)
Net (loss) income for the year	-	-	-	(222,905)	(222,905)	21,514	(201,391)
Total comprehensive (loss) income for the year	-	-	(68,413)	(222,905)	(291,318)	28,891	(262,427)
Issuance of shares	166,666,667	633,333	-	-	633,333	-	633,333
Non-controlling interest from acquisition of a subsidiary	-	-	-	-	-	88,418	88,418
Balance at December 31, 2017	11,593,899,627	4,728,563	(189,230)	(6,742,570)	(2,203,237)	117,309	(2,085,928)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
	US$	US$

Cash flows from operating activities:
Net loss	(201,391)	(857,048)
Adjusted for non-cash items:
Depreciation	4,945	3,651
Gain on sale of a subsidiary	-	(194,947)
	(196,446)	(1,048,344)
Changes in asset and liabilities
Increase (decrease) in assets:
Accounts receivables	(30,488)	6,970
Prepayments and deposits	248,339	(15,986)
Amount due from related parties	(846,132)	369,180
(Decrease)/increase in liabilities:
Accounts payables	7,254	(6,273)
Other payables and accruals	(202,584)	18,631
Net cash used in operating activities	(1,020,057)	(675,822)

Cash flows from investing activities
Purchase of fixed assets	-	(194,814)
Cash from acquisition	87,099	-
Cash flows from (used in) investing activities	87,099	(194,814)

Cash flows from financing activities
Proceeds from share issuance	-	1,320,000
Advances from related parties	207,411	376,357
Cash flows from financing activities	207,411	1,696,357

Effect of exchange rate in comprehensive income	(61,552)	(105,655)
Net (decrease) increase in cash and cash equivalents	(787,099)	720,066
Cash and cash equivalents - net, beginning	797,230	77,164

Cash and cash equivalents - net, ending	10,131	797,230

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

Non-Cash Financing Activity
Acquisition of subsidiary through issuance of common stock	633,333	-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1	ORGANIZATION

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

In June 2012, the Company acquired 100% equity interests of A-Team Resources Sdn. Bhd. ("A-Team"), a distributor of electronics and light appliances, at a consideration price of $2,011,607 by the issuance of 558,779,837 shares, at a price of $0.0036 per share.

On January 15, 2014, the Company sold its subsidiaries namely Ren Ren Media Group Limited, A-Team Resources Sdn Bhd, Good World Investments Limited and Beijing Ren Ren Health Culture Promotion Limited (the "Disposed Subsidiaries") containing its light appliances distribution business and advertising business in China.

On January 31, 2014, the Group closed the transaction to acquire 63.2% of Clixster Mobile Sdn. Bhd. ("CMSB"), a company incorporated in Malaysia in exchange of 10,193,609,664 shares of common stock of the Company. CMSB is a mobile virtual network provider and principally engaged in providing cellular and mobile broadband services in Malaysia. CMSB was treated as the acquirer for accounting purpose since the original stockholders of CMSB owned a majority (85%) of the shares of the Company's common stock immediately following the completion of the transaction. CMSB was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (CMSB). Historical stockholders' equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company's consolidated financial statements include the assets and liabilities, the operations and cash flow of the Company and its subsidiaries.

During the year, on July 28, 2015, the Company disposed of its 63.2% of CMSB to refocus the business of the Group to sell post-paid rather than prepaid telecom services for the mobile network virtual operator ("MNVO") operation, with a gain of approximately $5 million.

As announced in a Form 8-K on December 16, 2015 on December 11, 2015 the Company acquired a 51% interests in Naim Indah Mobile Communication Sdn. Bhd. ("NIMC"), a company engaged in providing mobile communication services through MVNO platform. NIMC has a registered capital of RM2,000,001 (or about US$480,000) of which the Company is required to pay RM1,000,001 (or about US$240,000) for its 51% interests. NIMC has an exclusive agreement with MyAngkasa Holdings Sdn. Bhd. ("MyAngkasa") for the provision of telecom services to members of the National Cooperative Malaysia Bhd and known as Angkatan Koperasi Kebangsaan Malaysia Berhad ("Angkasa"). Further details can be found in Note 13 of the financial statements enclosed herein this report. The Company intends to focus on post-paid customers in working with Angkasa. Our director Ahmad Shukri Abdul Ghani is a 30% shareholder of NIMC. MyAngkasa is a shareholder of the Company holding 50 million shares or about 0.44% of the issued share capital of the Company.

In October 2016, the Company raised $1,320,000 from independent third parties by issuing 120,000,000 shares at $0.011 per share. This money raised was used for working capital.

On December 2, 2016, the Company disposed its 51% interest in NIMC for a fair market value of RM1,000,001 or about US$224,574 to a company owned by directors of the Company, and realized a gain of $194,947. On or about the same date, our subsidiary company, Grid Mobile Sdn. Bhd. ("Grid Mobile") entered into a Master Distribution Agreement with NICM whereby NIMC would appoint Grid Mobile to be its preferred distributor of its mobile products and services in Malaysia for two years. Under this Master Distribution Agreement, Grid Mobile has a refundable deposits of RM3,000,000 or about $738,000 to NIMC and Grid Mobile would not procure, engage or appoint any other company that offers the same services as NIMC. To date the project has not started and it is expected that the deposits shall be returned later on during the year.

On June 15, 2017 the Company acquired 51% equity interest in GNS Technology (M) Sdn. Bhd. ("GNS Malaysia") by the issuance of 166,666,667 new shares in the Company. GNS is engaged in the provision of network design, construction and maintenance services for fibre optics backbone and Fiber-to-the-Home (FTTH") broadband services. Pursuant to the acquisition agreement, the Vendors are entitled to an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit and the network design and construction business. The Group will terminate and streamline its advertising business unit and product services unit until a viable business opportunity is available. During year ended. The revenue generated from the telecom services and the newly acquired network design, construction and maintenance service for broadband services during the year ended December 31, 2017 was $6,120 and $381,517, respectively.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2017, the Company has an accumulated deficits totaling $6,742,570 and its current liabilities exceed its current assets by $668,199. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2017 include the financial statements of the Company and its wholly owned subsidiary Alpha Sunray Sdn. Bhd. and and Median Digital Sdn.Bhd. (formerly Grid Mobile Sdn. Bhd.) and its newly acquired 51% interests subsidiary in GNS Technology (M) Sdn. Bhd. from the date of acquisition of June 15, 2017.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Business Combination

The Company accounts for business combinations using the acquisition method when control is transferred to the Company. The consideration transferred by the Company to obtain control of a subsidiary is calculated as the sum of the acquisition-date fair values of assets transferred, liabilities incurred and the equity interests issued by the Company, which includes the fair value of any asset or liability arising from a contingent consideration arrangement. Acquisition costs are expensed as incurred, except if related to the issue of debt or equity securities.

The Company recognizes identifiable assets acquired and liabilities assumed in a business combination regardless of whether they have been previously recognized in the acquiree's financial statements prior to the acquisition. Assets acquired and liabilities assumed are generally measured at their acquisition-date fair values.

Goodwill is stated after separate recognition of identifiable intangible assets. It is calculated as the excess of the sum of: (a) fair value of consideration transferred, (b) the recognized amount of any non-controlling interest in the acquire, and (c) acquisition-date fair value of any existing equity interest in the acquiree, over the acquisition-date fair values of identifiable net assets.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Net Loss per Share

Basic earnings per share were computed by dividing net loss or net profit by the weighted average number of shares of common stock outstanding during the year. Diluted loss and profit per common share for the years ended December 31, 2017 and 2016, respectively are not presented as it would be anti-dilutive.

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

Trade Receivables

Trade receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. The Company recorded no allowance for doubtful accounts for the years presented.

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

In accordance with the provisions of ASC Topic 360, "Impairment or Disposal of Long-Lived Assets", all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the year/period presented.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Stock-Based Compensation

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Foreign Currency Translation

The accounts of the Company's Malaysia subsidiaries are maintained, in the local currencies of their respective countries namely Malaysia Ringgit (MYR). Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 "Comprehensive Income". As of December 31, 2017 and 2016, the accumulated comprehensive loss was $189,230 and $120,817, respectively.

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2017	2016
Year-end MYR$:US$1 exchange rate	4.0465	4.4860
Annual average MYR$:US$1 exchange rate	4.2806	4.18211

Comprehensive Income

ASC Topic 220, "Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

ASC Topic 280, "Segment Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the years ended December 31, 2017 and 2016.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers . The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. The Company's is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions. The Company is also formalizing its evaluation of the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue.

MEDIAN GROUP INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (Continued)

Recent Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02,  Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09,  Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders' equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18,  Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04,  Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07,  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09,   Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12,  Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB's adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments." The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 4	BUSINESS COMBINATION

US$
Total Costs to Allocate
Purchase Price	633,333

Fixed Allocation of Fair Value to GNS Technology Sdn Bhd

Assets
Cash	87,099
Due from related parties	183,163
Current Assets	205,773
Fixed assets	45,393
Total Assets	521,429

Liabilities
Provisions and trade creditors	(2,129)
Due to related parties	(338,856)
Total Liabilities	(340,985)

Net assets acquired	180,444

Less: Minority interests acquired	(88,417)
Goodwill	541,307

Purchase price	633,333

On June 15, 2017, the Company issued 166,666,667 shares at the then market price of $0.0038 per share for a total share consideration of $633,333 to satisfy the consideration for acquiring 51% equity interest in GNS Technology (M) Sdn. Bhd.

NOTE 5	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as following:

	December 31 2017	December 31 2016
	US$	US$
Cost
Furniture, fixtures and equipment	23,387	-
Motor vehicle	25,375	-
	48,762	-
Less:
Accumulated depreciation	(7,987)	-
Effect of foreign exchange	189	-
Balance at end of year	40,964	-

NOTE 6	STOCKHOLDERS' EQUITY

Common Stock

On October 17, 2016, the Company issued 120,000,000 shares of the Company to 3 independent parties at a price of $0.011 per share to raise a total cash proceed of approximately $1,320,000. The proceeds for this placement shall be used for working capital of the Company.

On June 15, 2017, the Company issued 166,666,667 shares at the then market price of $0.0038 per share for a total share consideration of $633,333 to satisfy the consideration for acquiring 51% equity interest in GNS Technology (M) Sdn. Bhd.

As at December 31, 2017 and 2016, the Company had a total of 11,593,899,627 shares and 11,427,232,960 shares of its common stock issued and outstanding, respectively.

NOTE 7	STOCK OPTIONS

Stock Options

The Company adopts ASC 718 "Compensation - Stock Compensation" and requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

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
For the years ended December 31, 2017 and 2016, the Company did not issue or grant any stock option under the 2007 Stock Incentive Plan.
In October 2017, the 2007 Stock Incentive Plan expired together with all the then shares available for issue. As of December 31, 2017 there was no share option plan in effect.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 8	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	2017	2016
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	366,370	241,880
	776,370	651,880

NOTE 9	AMOUNTS DUE FROM/TO RELATED PARTIES

	2017	2016
	US$	US$

Amounts due from related parties:
- Trade	826,469	-
- Non-trade	193,291	2,229
	1,019,760	2,229

Amounts due to related parties:
- Trade	-	-
- Non-trade	1,014,223	806,812
	1,014,223	806,812

The trade receivable due from a related company which the two of our directors have interests, is non-secured, non-interest bearing and repayable on demand. This trade receivable is relates to the Master Distribution Agreement disclosed in 2016 accounts (Note 12(b)) where the Company is required to pay a refundable deposit and other costs for the use of license to commence its telecom service. This trade receivable amount is expected to be refunded later this year.

The non-trade receivable amounts are due from related parties, which one of our subsidiary director has an interest. The non-trade receivable amounts are unsecured, non-interest bearing and repayable on demand. The Company also has an option to offset these amounts against certain amounts owed on amounts due to related parties.

The amounts due to related parties are unsecured, non-interest bearing and repayable on demand. Imputed interest on these amounts is considered insignificant.

NOTE 10	SHAREHOLDER LOAN

	2017	2016
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is unsecured and repayable on November 25, 2019, and bears interest of 8% per annum. The accrued interest as at December 31, 2017 and 2016 were $160,000 and $160,000, respectively, and were reclassified as amounts due to related parties.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 11	RELATED COMPANY TRANSACTIONS

For the year ended December 31, 2017, the Company paid US$47,083 (2016: $22,077) to its directors and its officers remuneration for their services provided to the Company.

During the year a Group subsidiary provided consulting services amount to US$53,355 to a company owned and controlled by our directors.

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

During the year, on December 2, 2016, the Company sold all its interests representing 51% in Naim Indah Mobile Communications Sdn. Bhd. to a company controlled by our directors for a fair market value of RM1,000,001 or about $224,574 and realized a gain of $194,947. The transaction was made at arm's length.

NOTE 12	PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Malaysia. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $2,119 and $0 for the years ended December 31, 2017 and 2016, respectively

NOTE 13	INCOME TAXES

No provision was made for income tax for the year ended December 31, 2016, since the Company and its subsidiaries had significant net operating loss for taxation purposes.

For the years ended December 31, 2017 and 2016, the Company and its subsidiaries incurred net operating results for tax purposes of approximately loss of $206,000 and a loss of $402,041, respectively. Total net operating losses carry forward as at December 31, 2017 and 2016, (i) for Federal and State purpose were $12,320,959 and $12,114,959, respectively and (ii) for its entities outside of the United States had $72,649 and $51,035 respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2037. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company's financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at December 31, 2017 and 2016 was approximately $5,061,611 and $5,170,610, respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has not concluded all U.S. federal income tax matters for the years through fiscal 2017, with remaining fiscal years subject to income tax examination by federal tax authorities.

The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2017 and 2016. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $410,000 at December 31, 2017 (2016: $410,000).

A reconciliation between the income tax computed at the Malaysia statutory rate and the Company's provision for income tax is as follows:

	2017	2016

Malaysia statutory rate	24%	24%
Tax allowance	-	-
Valuation allowance - Loss carryforward under Malaysia rate	(24%)	(24%)

Provision for income tax	-	-

As of December 31, 2017 and 2016, there were no material deferred tax assets or liabilities to be recognized.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2017 and 2016 the customer who accounted for 10% or more of the Company's revenues is presented as follows:

	2017	2017	2017	2016	2016	2016
	Revenue	Percentage of Revenue	Trade Receivable	Revenue	Percentage of Revenue	Trade Receivable
	US$		US$	US$		US$
Customer A	-	-	-	40,725	93.63%	-
Customer B	328,935	86.22%	-	-	-	-
Customer C	52,582	13.78%	29,103	-	-	-
Total:	381,517	100%	29,103	40,725	93.63%	-

(b)	Major vendors

During the year, the Company was a provider of consulting services. In the opinion of the Board, it is therefore of no value to disclose details of the Company's vendors.

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

Substantially all of the Company's services are conducted in Malaysia. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

(f)	Interest rate risks

As the Company has no significant interest-bearing assets, the Company's income and operating cash flows are substantially independent of changes in market interest rates.

The Company's interest-rate risk arises from shareholder loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2017 and 2016, shareholder loan was at fixed interest rate.

MEDIAN GROUP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 15	COMMITMENTS AND CONTINGENCIES

The Company's commitments and contingencies are set out below as follows:-

(a)	The Company has operating lease of its corporate office in Malaysia for 3 years ending April 1, 2019. The annual lease is RM406,998 (approximately US$90,720).

As of December 31, 2017, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next two years:

	2017	2016
	US$	US$

Year ending December 31,
2017	-	90,726
2018	124,267	90,726
2019	36,989	22,682
	161,256	204,134

(b)	As at December 31, 2017, the Company has paid RM3,000,000 (approximately US$668,702) refundable deposit under the Master Distribution Agreement.

NOTE 16	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements.