Form 10-Q
period 2018-03-31
Median Group Inc
filed 2018-05-29
CIK 1211211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

--------------------------------------------------------------------

Commission File Number: 000-50431

MEDIAN GROUP INC.

---------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Texas	7310	32-0034926
-----------------------	------------------------	----------------------
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No. 09-03, Level 9, Tower 2, Bank Rakyat Twin Tower, No. 33, Jalan Rakyat, 50470 Kuala Lumpur, Malaysia	-----
---------------------------------------------------------------------	----------------
(Address of Company's principal executive offices)	(Zip Code)

Tel: +603 2725 9391  Fax: +603 2725 9394

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

Yes [  ]     No[ x ]

The number of common equity shares outstanding as of May 1, 2018 was 11,593,899,627 shares of Common Stock, no par value.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Median Group Inc.

Condensed Consolidated Financial Statements

(Unaudited)

(Expressed In United States Dollars)

Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Audited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017

Condensed Consolidated Statement of Stockholders' Deficits for the three months ended March 31, 2018

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017

Notes to Condensed Consolidated Financial Statements

MEDIAN GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

		March 31 2018	December 31 2017
	Notes	(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		45,355	10,131
Accounts receivables		15,706	32,237
Prepayments and deposits		74,449	69,666
Amounts due from related parties	7	1,035,172	1,019,760
Total current assets		1,170,682	1,131,794

Non-current assets:
Intangible assets - goodwill		541,307	541,307
Property and equipment	5	42,073	40,964
		583,380	582,271

Total assets		1,754,062	1,714,065

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accounts payable		9,842	9,400
Other payables and accruals	6	778,725	776,370
Amounts due to related parties	7	1,054,851	1,014,223
Total current liabilities		1,843,418	1,799,993

Long-term debts:
Shareholder loan	8	2,000,000	2,000,000
Total non-current liabilities		2,000,000	2,000,000

Total liabilities		3,843,418	3,799,993

Commitments and contingencies	11

Stockholders' equity:
Common stock, no par value, 85,000,000,000 shares authorized, 11,593,899,627 (2017: 11,593,899,627) shares issued and outstanding	4	4,728,563	4,728,563
Accumulated deficits		(6,786,273)	(6,742,570)
Accumulated other comprehensive losses		(157,749)	(189,230)
Total Median Group Inc. stockholders' deficits		(2,215,459)	(2,203,237)
Non-controlling interest		126,103	117,309
Total stockholders' deficits		(2,089,356)	(2,085,928)

Total liabilities and stockholders' deficits		1,754,062	1,714,065

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIAN GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

		Three Months Ended 31 March
		2018	2017
	Notes	US$	US$

Net revenue		96,707	5,866
Cost of revenue		(15,486)	(3,407)

Gross profit		81,221	2,459

Operating expenses:
Administration expenses		(103,527)	(42,486)
Total operating expenses		(103,527)	(42,486)

Operating loss from continuing operations		(22,306)	(40,027)

Other income (expenses)
Other income		27,876	21,122
Finance charges		(56)	(43)
Interest expenses		(40,000)	(40,000)

Net loss		(34,486)	(58,948)

Less: net income attributable to non-controlling interests		(9,217)	-

Net loss attributable to Median Group Inc.		(43,703)	(58,948)

Net loss per share attributable to Median Group Inc. shareholders - Basic and diluted		(0.00)	(0.00)

Basic and diluted weighted average number of common shares *		11,593,899,627	11,427,232,960

*	Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2018 and 2017 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

		Three Months Ended 31 March
		201	8	2017
	Notes	US$		US$

Net loss		(34,486)		(58,948)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)		31,058		(12,473)
Total comprehensive loss		(3,428)		(71,421)
Less: net income attributable to non-controlling interests		(9,217)		-
Less: other comprehensive income attributable to non-controlling interests - foreign currency translation gain		423		-
Total comprehensive loss attributable to Median Group Inc.		(12,222)		(71,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICITS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total Median Group Inc. Stockholders' deficit	Non-controlling Interests	Total Stockholders' Deficits
	US$	US$	US$	US$	US$	US$	US$

Balance at January 1, 2018 (Audited)	11,593,899,627	4,728,563	(189,230)	(6,742,570)	(2,203,237)	117,309	(2,085,928)
Other comprehensive income (loss) - foreign currency translation gain (loss)	-	-	31,481	-	31,481	(423)	31,058
Net (loss) income for the period	-	-	-	(43,703)	(43,703)	9,217	(34,486)

Balance at March 31, 2018	11,593,899,627	4,728,563	(157,749)	(6,786,273)	(2,215,459)	126,103	(2,089,356)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended March 31
	2018	2017
	US$	US$
Cash flows from operating activities:
Net loss	(34,486)	(58,948)
Adjust for non-cash items:
Depreciation	2,174	-
	(32,312)	(58,948)
Changes in asset and liabilities
Decrease (increase) in assets:
Accounts receivables	16,531	(5,873)
Prepayments and deposits	(4,783)	(1,517)
Amounts due from related parties	(15,412)	(200,458)
(Decrease) increase in liabilities:
Accounts payables	442	-
Other payables and accruals	2,355	185,959
Net cash used in operating activities	(33,179)	(80,837)

Cash flows from investing activities
Master distributor deposit	-	(677,645)
Net cash used in investing activities	-	(677,645)

Cash flows from financing activities :
Advances from related parties	40,628	142,766
Cash flows from financing activities :	40,628	142,766

Effect of exchange rate in comprehensive income (loss)	27,775	(12,473)
Net increase (decrease) in cash and cash equivalents	35,224	(628,189)
Cash and cash equivalents - net, beginning	10,131	797,230

Cash and cash equivalents - net, ending	45,355	169,041

Supplemental disclosure of cash flow information:
Interests paid	-	-

Income tax paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

On June 15, 2017 the Company acquired 51% equity interest in GNS Technology (M) Sdn. Bhd. ("GNS Malaysia") by the issuance of 166,666,667 new shares in the Company. GNS is engaged in the provision of network design, construction and maintenance services for fiber optics backbone and Fiber-to-the-Home (FTTH") broadband services. Pursuant to the acquisition agreement, the Vendors are entitled to an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit and the network design and construction business. The Group will terminate and streamline its advertising business unit and product services unit until a viable business opportunity is available. The revenue generated from the network design, construction and maintenance service for broadband services during the period ended March 31, 2018 was $96,707.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. As permitted under the rules of the SEC for interim reporting, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company Form 10-K filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The condensed consolidated financial statements for the period ended March 31, 2018 include the financial statements of the Company and its wholly owned subsidiaries Alpha Sunray Sdn. Bhd and Median Digital Sdn. Bhd and its 51% interest subsidiary in GNS Technology (M) Sdn. Bhd.

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

Net Loss Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the period ended March 31, 2018 and 2017 respectively, are not presented as it would be anti-dilutive.

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

Network design services income is recognized as revenue when the services has been substantially provided.

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

Segment Reporting

ASC Topic 280, "Segment Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Malaysia during the period ended March 31, 2018.

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

Foreign Currency Translation

The accounts of the Company's Malaysia subsidiaries are maintained in Malaysia Ringgit (RM). Such financial statements are translated into U.S. Dollars (USD) in accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the respective currency as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". As of March 31, 2018, the comprehensive loss was $157,749.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2018, the Company has incurred an accumulated deficits totaling $6,786,273 and its current liabilities exceed its current assets by $672,736. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock

On June 15, 2017, the Company issued 166,666,667 shares of the Company at the then market price of $0.0038 per share for a total share consideration of $633,333 to satisfy the consideration for acquiring 51% equity interest in GNS Technology (M) Sdn. Bhd.

As of March 31, 2018, the Company had a total of 11,593,899,627 shares of its common stock issued and outstanding.

NOTE 5	PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as following:

	March 31 2018	December 31 2017
	US$	US$
Cost
Furniture, fixtures and equipment	24,040	23,387
Motor vehicle	25,392	25,375
	49,432	48,762
Less:
Accumulated depreciation	(10,155)	(7,981)
Effect of foreign exchange	2,796	189
Balance at end of period	42,073	40,964

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	March 31 2018	December 31 2017
	US$	US$

Potential tax penalty liability	410,000	410,000
Other payables and accruals	368,725	366 370
	778,725	776,370

NOTE 7	AMOUNTS DUE FROM/TO RELATED PARTIES

	March 31 2018	December 31 2017
	US$	US$

Amounts due from related parties:
- Trade	844,831	826,469
- Non-trade	190,341	193,291
	1,035,172	1,019,760

Amounts due to related parties:
- Trade	-	-
- Non-trade	1,054,851	1,014,223
	1,054,851	1,014,223

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

NOTE 8	SHAREHOLDER LOAN
	March 31 2018	December 31 2017
	US$	US$

Shareholder loan	2,000,000	2,000,000

This long term shareholder loan is unsecured and repayable on November 25, 2019, and bears interest of 8% per annum. The accrued interest for the three months ended March 31, 2018 was $40,000 (2017: $40,000).

NOTE 9	RELATED PARTY TRANSACTIONS

(a)	For the three months period ended March 31, 2018, the Company paid no remuneration (2017: NIL) to its directors and its officers for their services provided to the Company.

(b)	In early December 2016, the Company entered into a Master Distribution Agreement with a company beneficially owned by two of our directors. Pursuant to the agreement, the Company would pay a refundable deposit of RM3 million or about US$677,000 to be the preferred distributor of telecom products and services (including access to the MVNO platform) in the territory of Malaysia for a period of two years. The Company may receive certain rebates if it achieves sales of over RM10 million (about US$2,257,000) for each anniversary year, and such rebates shall vary by products and services to be agreed by the parties. This deposit is expected to be refunded late this year.

MEDIAN GROUP INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	INCOME TAXES

No provision was made for income tax for the three months ended March 31, 2018 and 2017, since the Company and its subsidiaries had significant net operating loss. In the three months ended March 31, 2018 and 2017, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $34,487 and $58,948, respectively. Total net operating losses carry forward as at March 31, 2018 and 2017, (i) for Federal and State purpose were $12,379,959 and $12,163,959, respectively and (ii) for its entities outside of the United States $66,831 and $59,207. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as at March 31, 2018 and December 31, 2017 was approximately $5,094,272 and $5,038,671 respectively. A full valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income tax computed at the Malaysia statutory rate and the Group's provision for income tax is as follows:

	2018	2017

Malaysia statutory rate	24%	24%
Tax allowance	-	-
Valuation allowance - Loss carryforward under Malaysia rate	(24%)	(24%)

Provision for income tax	-	-

NOTE 11	COMMITMENTS AND CONTINGENCIES

The Company's commitments and contingencies are set out below as follows:-

(a)	The Company has operating lease of its corporate office in Malaysia for 3 years ending April 1, 2019. The annual lease is RM406,998 (approximately US$90,720).

NOTE 12	SUBSEQUENT EVENTS

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2018.

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

On June 15, 2017 the Company acquired 51% equity interest in GNS Technology (M) Sdn. Bhd. ("GNS Malaysia") by the issuance of 166,666,667 new shares in the Company. GNS is engaged in the provision of network design, construction and maintenance services for fiber optics backbone and Fiber-to-the-Home (FTTH") broadband services. Pursuant to the acquisition agreement, the Vendors are entitled to an additional consideration of US$1,500,000 provided that GNS Malaysia accumulated audited profits record at least US$3,000,000 for the 5 year period from December 31, 2017 to December 31, 2022. The additional consideration shall be paid by the issuance of new shares in the Company at a price equal to the higher of (i) US$0.006 per share and (ii) the 20 days average closing share price immediately prior to the parties agreeing on the accumulated audited profits stated above.

At the date of this report, the Group will mainly concentrate on its Telecommunications and Mobile Business Unit and the network design and construction business. The Group will terminate and streamline its advertising business unit and product services unit until a viable business opportunity is available. During year ended. The revenue generated from the network design, construction and maintenance service for broadband services during the period ended March 31, 2018 was $96,707.

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

2018 Products & Services Overview

Telecommunications Unit.

In 2006, the Company announced the establishment of the Telecommunications and Mobile Computing Division to focus on the new media advertising where we would take advantage of new convergent devices for telecommunications advertising. We have seen over the years the importance of advertising through social media using telecommunication services.

In December 2016, we signed a Master Distribution Agreement to concentrate on the provision of services rather than the running of the MVNO Platform ourselves. Given the competitive telecom services market, we have scaled back our telecom services division until we can identify a niche market we can compete in. In the meantime, the network design, construction and maintenance service recorded a revenue of $96,707 for this quarter ended March 31, 2018. We will continue to pursue the sale of telecom services and concentrate on postpaid customers, where the margins are higher, through our partner networks. We will also focus on the network design, construction and maintenance services.

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

Our Mission Critical System

The NGIN and BSS systems are required to provide a real-time unified charging across all services and devices, and payment methods with differentiated service offerings with a quick time-to-market advantage to allow NIMC to quickly capitalize and execute on market opportunities. Our BSS platform combines payment methods, with 'on demand' payments for some services and recurring subscription models for others.

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

Solution providers is another level of the telecommunications industry which is large in size. In this segment, companies source, develop, and implement the network infrastructure that 'service providers' will use to supply communication connections to the end users. As a segue between component manufacturers and service providers, solutions providers greatly influence network structures, protocols, and the successful implementation of emerging technologies.

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

Other previously 'laggard' 4G markets such as Malaysia, Indonesia, Myanmar, the Philippines and India are now beginning to see an accelerating migration to 4G, driven by ongoing network investment by mobile operators, increased competition, falling device prices and growing consumer appetite for higher speed mobile. Overall in the region, 4G will account for 48% of total connections by 2020.

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

Malaysia

Growth in the information and communication sub-sector was also higher, reflecting higher demand for data communication and computer services. The information and communication subsector continued to record a strong growth of 8.4% in 2017 (2016: 8.1%).²

In the fourth quarter of 2017 (4Q2017), mobile-cellular penetration rate was at 131.2% (3Q2017: 131.8%) with 35.3 million (4Q2016: 28.5 million) mobile broadband subscriptions. There were 32.1 million (3Q2017: 32.4 million) prepaid subscriptions and 10.2 million (3Q2017: 10.0 million) postpaid subscriptions. ⁵

¹ ² ³ ⁴ ⁵

The Mobile Economy Asia Pacific 2017 - GSMA

Bank Negara Malaysia Annual Report 2017

Digital in 2018 : Global Overview - we are social & Hootsuite

Digital in 2018 : Southeast Asia - we are social & Hootsuite

Malaysian Communications and Multimedia Commission - Communications and Multimedia : Pocket Book of Statistics 2017

Fiber Internet in Malaysia

Fiber internet represents a faster broadband than practically any other type of broadband in Malaysia. "Faster" means that more data transfers per second than other types of broadband services. Essentially, fiber optic technology converts electrical signals that carry data into light, which are transferred via hair-thin glass cables. Fiber also supports simultaneous access to internet, voice and television connections.

Fiber-optics is a fairly recent development worldwide and particularly in Malaysia. It is available to limited areas because of the infrastructure required. In Malaysia, it is typically known as Fiber to the Home (FTTH), and it is replacing ADSL in urban centres, bringing with it a shift to 24-month package contracts typical of a UK or US internet provider.

Fiber internet services in Malaysia typically provide speeds ranging from 5 Mbps to 100 Mbps. Companies offering FTTH include Time dotCom, Telekom Malaysia's UniFi and Maxis among others. The fiber options are typically much faster than the ADSL and Wireless Broadband options. However, fiber broadband in Malaysia is still not as fast as some fiber broadband options in the United States, like Google Fiber, which offers up to 1 Gbps.

In the fourth quarter of 2017 (4Q2017), broadband penetration rate per 100 inhabitants was 117.3% (4Q2016:99.8%) with 2.6 million (4Q2016:2.5 million) fixed broadband subscriptions. ¹

Among Asean countries, the fixed broadband subscriptions per 100 inhabitants in 2016 of Malaysia was 8.8 whilst Singapore recorded 26.0 followed by Thailand and Vietnam with 10.5 and 9.6 respectively. Others were namely Brunei (8.5), Philippines (5.5), Indonesia (2.0), Cambodia (0.6), Laos (0.4) and Myanmar (0.2). ¹

¹	Malaysian Communications and Multimedia Commission - Communications and Multimedia : Pocket Book of Statistics 2017

Plan of operations

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We hope to generate additional revenues in the next twelve months by engaging business operations through internal growth and through strategic acquisitions.

We have cash and cash equivalents of $45,355 as of March 31, 2018; an increase of $35,224 from the previous period end of $10,131 at December 31, 2017. In the opinion of management, the current funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. To effectuate our business plan, during the next twelve months, we must arrange for adequate funding to implement our plans of deploying our digital service provider and network service provider businesses.

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

Results of operation.

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS PERIOD ENDED MARCH 31, 2017.

REVENUES.

For the three months period ended March 31, 2018, the Group derived $96,707 in revenue, $15,486 in cost of revenue and therefore had $81,221 in gross profit from its operations. For the three months period ended March 31, 2017, the Group derived $5,866 in revenue, $3,407 in cost of revenue and therefore had $2,459 in gross profit from its operations. The increase in revenue is the result of the network design work for the period.

OPERATING EXPENSES.

For the three month period ended March 31, 2018, we had recorded $81,221 in gross profit and our total operating expenses were $103,527, all of which were general and administrative expenses. We also had $27,876 in other income, $56 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from operation for the three months period ended March 31, 2018 was $34,486. This was in comparison for the three month period ended March 31, 2017, from our continuing operation we had $2,459 in gross profit and our total operating expenses were $42,486, all of which were general and administrative expenses. We also had $21,122 in other income, $43 in finance charges and $40,000 in interest expenses, so that the net loss to our shareholders from operation for the three months period ended March 31, 2017 was $58,948.

Liquidity and Capital Resources

As at March 31, 2018, the Company had $45,355 in cash and the other current assets consisted of $15,706 in accounts receivables, $74,449 in prepayments and deposits and $1,035,172 in amount due from a related parties for a total current assets of $1,170,682. We also had long term assets of $541,307 in goodwill and $42,073 in fixed assets so that our total asset is $1,754,062 as of March 31 2018. We also had current liabilities of $1,843,418 which were represented by $9,842 in accounts payables, $778,725 in other payables and accruals, $1,054,851 due to related parties. We also had $2,000,000 in long-term shareholder loan as at March 31, 2018, making our total liabilities $3,843,418. The working capital balance was a deficit of $672,736 as compared to $668,199 at December 31, 2017. The net cash used in operation was $42,396 during the current quarter as compared to $80,837 in the quarter ended March 31, 2017,

At present the Company does not have sufficient cash resources to provide for all general corporate operations in the foreseeable future. The Company will be required to raise additional capital in order to continue and expand its operations in fiscal 2017.

Liquidity and Capital Resources

The cash balance at March 31, 2018 was $45,355. There was no significant fund raising and investing activity in 2018. The Company intends to monitor the monthly cash outlays in the coming months to conserve cash until additional financing can be received through funding activities. We recorded a net loss of $34,486 before non-controlling interests for the three months ended March 31, 2018.

At present the Company does not have sufficient cash resources and cash flow from operations to provide for the planned roll out of its operations. The Company will be required to raise funds to meet its liabilities and operation requirements by i) selling its Common Stock ii) raise from the capital or debt markets, or iii) sell assets.

Going Concern

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2018, the Company has an accumulated deficits totaling $6,786,273 and its current liabilities exceed its current assets by $672,736. The Company has also experienced an operating loss for the three months ended March 31, 2018 of $34,486.

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

Capital Expenditure Commitments

We had no material capital expenditures for the year ended March 31, 2018. However we expect to invest, subject to availability of funding, approximately $2,500,000 in capital expenditure over the next 12 month for the digital service provider and network service provider businesses.

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements. The Company has no off balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

By:	/s/ Dato Haji Abdul Fattah Abdullah	May 28, 2018
-----------------------------------------------------
Dato Haji Abdul Fattah Abdullah
Its:	Director

By:	/s/ Andrew Hwan Lee	May 28, 2018
-----------------------------------------------------
Andrew Hwan Lee
Its:	President, Chief Executive Officer, Director

By:	/s/ Ahmad Shukri Abdul Ghani	May 28, 2018
-----------------------------------------------------
Ahmad Shukri Abdul Ghani
Its:	Director

By:	/s/ Mohd. Suhaimi bin Rozali	May 28, 2018
-----------------------------------------------------
Mohd Suhaimi bin Rozali
Its:	Chief Financial Officer, Company Secretary, Treasurer